Form 10-Q
period 1994-06-30
CABLE TV FUND 11-B LTD
filed 1994-08-10
CIK 725684

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1994

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ___________

                        Commission File Number:  0-11911

                            CABLE TV FUND 11-B, LTD.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-0908730
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue,  P.O. Box 3309, Englewood, Colorado  80155-3309
   -------------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No
    -----                                                                 -----

                               CABLE TV FUND 11-B
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                             June 30,            December 31,
                                                                               1994                  1993
                                                                           -------------         ------------
                                     ASSETS
                                     ------
CASH                                                                       $     122,310         $  1,171,764

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $63,875 and $79,607 at
  June 30, 1994 and December 31, 1993, respectively                              382,983              392,119

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      35,679,984           33,288,508
  Less- accumulated depreciation                                             (15,197,217)         (14,068,966)
                                                                           -------------         ------------

                                                                              20,482,767           19,219,542

  Investment in cable television joint venture                                   536,411              521,450
                                                                           -------------         ------------

         Total investment in cable television properties                      21,019,178           19,740,992

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                1,471,770              993,169
                                                                           -------------         ------------

         Total assets                                                      $  22,996,241         $ 22,298,044
                                                                           =============         ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 11-B
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                       June 30,                December 31,
                                                                         1994                      1993
                                                                     ------------              ------------
    LIABILITIES AND PARTNERS' DEFICIT
    ---------------------------------
LIABILITIES:
  Debt                                                               $ 19,036,832              $ 18,089,150
  Accounts payable-
    Trade                                                                 272,236                   284,471
    General Partner                                                        -                         42,288
  Accrued liabilities                                                     659,082                 1,051,821
  Subscriber prepayments                                                   52,550                    52,346
                                                                     ------------              ------------

         Total liabilities                                             20,020,700                19,520,076
                                                                     ------------              ------------

PARTNERS' DEFICIT:
General Partner-
    Contributed capital                                                     1,000                     1,000
    Accumulated earnings                                                   54,416                    52,440
                                                                     ------------              ------------

                                                                           55,416                    53,440
                                                                     ------------              ------------

Limited Partners
  Net contributed capital
    (38,026 units outstanding at June 30, 1994
    and December 31, 1993)                                             15,661,049                15,661,049
  Distributions                                                       (19,013,121)              (19,013,121)
  Accumulated earnings                                                  6,272,197                 6,076,600
                                                                     ------------              ------------

                                                                        2,920,125                 2,724,528
                                                                     ------------              ------------

         Total liabilities and partners' deficit                     $ 22,996,241              $ 22,298,044
                                                                     ============              ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 11-B
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                              For the Three Months Ended                For the Six Months Ended
                                                       June 30,                                 June 30,
                                              ---------------------------              -------------------------

                                                 1994             1993                   1994            1993
                                              ----------       ----------              ----------     ----------
REVENUES                                      $3,139,034       $2,959,026              $6,229,515     $5,884,714

COSTS AND EXPENSES:
  Operating, general and
   administrative                              1,672,049        1,754,016               3,608,571      3,487,224
  Management fees and
    allocated overhead
    from General Partner                         401,690          343,291                 799,801        676,966
  Depreciation and
    amortization                                 582,557          447,758               1,175,648        908,334
                                              ----------       ----------              ----------     ----------

OPERATING INCOME                                 482,738          413,961                 645,495        812,190
                                              ----------       ----------              ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense                              (235,086)        (141,782)               (448,584)      (253,683)
  Other, net                                     (22,231)         (42,637)                (14,299)       (37,801)
                                              ----------       ----------              ----------     ----------

         Total other income
           (expense), net                       (257,317)        (184,419)               (462,883)      (291,484)
                                              ----------       ----------              ----------     ----------

INCOME BEFORE EQUITY IN
  NET INCOME (LOSS) OF
  CABLE TELEVISION
  JOINT VENTURE                                  225,421          229,542                 182,612        520,706

EQUITY IN NET INCOME (LOSS)
  OF CABLE TELEVISION JOINT
  VENTURE                                          7,112           (2,917)                 14,961          6,822
                                              ----------       ----------              ----------     ----------

NET INCOME                                    $  232,533       $  226,625              $  197,573     $  527,528
                                              ==========       ==========              ==========     ==========

ALLOCATION OF NET INCOME:
  General Partner                             $    2,326       $    2,266              $    1,976     $    5,275
                                              ==========       ==========              ==========     ==========

  Limited Partners                            $  230,207       $  224,359              $  195,597     $  522,253
                                              ==========       ==========              ==========     ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                            $     6.05       $     5.90              $     5.14     $    13.73
                                              ==========       ==========              ==========     ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                               38,026           38,026                  38,026         38,026
                                              ==========       ==========              ==========     ==========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 11-B
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                          --------------------------------

                                                                             1994                  1993
                                                                          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   197,573          $   527,528
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                         1,175,648              908,334
      Amortization of capitalized loan fees                                    10,002               12,522
      Equity in net income of cable television joint
         venture                                                              (14,961)              (6,822)
      Decrease in amount due General Partner                                  (42,288)            (150,536)
      Decrease in trade receivables                                             9,136               30,365
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                                     (536,000)             100,865
      Decrease in accounts payable, accrued liabilities and
        subscriber prepayments                                               (404,770)            (357,514)
                                                                          -----------          -----------

         Net cash provided by operating activities                            394,340            1,064,742
                                                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (2,391,476)          (2,315,764)
                                                                          -----------          -----------

         Net cash used in investing activities                             (2,391,476)          (2,315,764)
                                                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                  1,000,000            1,149,186
  Repayment of debt                                                           (52,318)             (32,296)
                                                                          -----------          -----------

         Net cash provided by financing activities                            947,682            1,116,890
                                                                          -----------          -----------

Decrease in cash                                                           (1,049,454)            (134,132)

Cash, beginning of period                                                   1,171,764              187,901
                                                                          -----------          -----------

Cash, end of period                                                       $   122,310               53,769
                                                                          ===========          ===========


SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                           $   414,645          $   324,777
                                                                          ===========          ===========


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

                               CABLE TV FUND 11-B
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-B (the "Partnership") at June 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the cable television system serving areas in and around Lancaster, New York (the "New York Systems") owned directly by the Partnership and the cable television system owned by Cable TV Joint Fund 11 ("the Venture"), in which the Partnership owns an approximate 8 percent interest, and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1994 (excluding the Partnership's 8 percent interest in the Venture) were $156,952 and $311,476, respectively, as compared to $147,952 and $294,236, respectively, for the similar 1993 periods.

         The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based upon revenues and/or assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and six month periods ending June 30, 1994 (excluding the Partnership's 8 percent interest in the Venture) were $244,738 and $488,325, respectively, as compared to $195,339 and $382,730, respectively, for the similar 1993 periods.

(3) On June 29, 1990, the Venture completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and the Venture settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed by year end. Upon completion of the franchise renewal process, the Venture will consider selling the Manitowoc System. Otherwise, the Venture will continue to own and operate the Manitowoc System for the foreseeable future.

(4)       Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                      June 30,                 December 31,
                                                                        1994                      1993
                                                                   --------------             --------------
                 ASSETS
                 ------

Cash and accounts receivable                                       $     2,211,965            $    1,891,454

Investment in cable television properties                                2,807,438                 2,866,705

Other assets                                                             1,855,863                 1,851,983
                                                                   --------------             --------------

         Total assets                                              $     6,875,266            $    6,610,142
                                                                   ===============            ==============

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Debt                                                               $        15,596            $       20,129

Payables and accrued liabilities                                           442,705                   365,349

Partners' contributed capital                                           45,000,000                45,000,000

Distributions                                                         (118,914,493)             (118,914,493)

Accumulated earnings                                                    80,331,458                80,139,157
                                                                      ------------            --------------


         Total liabilities and partners' capital                   $     6,875,266            $    6,610,142
                                                                   ===============            ==============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                        For the Three Months Ended        For the Six Months Ended
                                                                 June 30,                          June 30,
                                                       ----------------------------       ------------------------

                                                         1994               1993            1994           1993
                                                       ---------          ---------       ----------     ---------
Revenues                                               $ 823,499          $ 828,536       $1,634,657    $1,646,461

Operating, general and administrative
  expenses                                              (501,203)          (484,224)        (982,690)     (963,494)

Management fees and allocated overhead
  from Jones Intercable, Inc.                           (107,325)          (104,583)        (216,930)     (205,741)

Depreciation and amortization                           (129,566)          (128,032)        (260,056)     (256,149)
                                                       ---------          ---------       ----------    ----------

Operating income                                          85,405            111,697          174,981       221,077

Interest expense, net                                     (6,169)            (1,992)         (10,466)       (3,745)

Interest income                                           20,087             27,567           35,562        55,897

Other, net                                                (7,909)          (174,765)          (7,776)     (185,546)
                                                       ---------          ---------       ----------     ---------

         Net income (loss)                             $  91,414          $ (37,493)      $  192,301     $  87,683
                                                       =========          =========       ==========     =========


         Management fees paid to the General Partner by the Venture totalled $41,175 and $81,733, respectively, for the three and six months ended June 30, 1994 and $41,427 and $82,323, respectively, for the three and six months ended June 30, 1993. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totalled $66,150 and $135,197 for the three and six month periods ended June 30, 1994, respectively, and $63,156 and $123,418 for the three and six month periods ended June 30, 1993, respectively.

         Management fees paid by the Venture and attributable to the Partnership's approximate 8 percent interest totalled $3,203 and $3,223, respectively, for the three month periods and $6,358 and $6,405, respectively, for the six month periods. Reimbursements for overhead and administrative expense paid by the Venture and attributable to the Partnership's interest totalled $5,147 and $4,914, respectively, for the three month periods and $10,518 and $9,602, respectively, for the six month periods.

                               CABLE TV FUND 11-B
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         During the first six months of 1994, the Partnership expended approximately $2,391,000 on capital improvements. The continuation of the rebuild and upgrade of the New York Systems and the construction of a new operations facility accounted for approximately 80 percent of the capital expenditures. The remainder of the capital expenditures were for plant extensions and various other enhancements in the New York Systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Partnership's credit facility. Subject to the regulatory matters discussed below, budgeted capital additions for the remainder of 1994 are approximately $7,165,000. The rebuild and upgrade of the New York Systems and the construction of a new operations facility will account for approximately 76 percent of the expected capital expenditures. The remainder of the capital expenditures will be used for plant extensions as well as for various other enhancements in the New York Systems. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the FCC's further rulemaking regarding the 1992 Cable Act on February 22, 1994, and the Partnership's liquidity position. Funding for these expenditures is expected to be provided from cash generated from operations and borrowings from the Partnership's existing facility and, if available, borrowings under a renegotiated credit facility.

         During March 1992, the Partnership entered into a new $25,000,000 revolving credit and term loan agreement. As a result of the subsequent sale of the cable television system serving Grand Island, New York (the "Grand Island System"), the maximum amount available was reduced to $20,000,000 in July 1992. The revolving credit period expires December 31, 1994, at which time the outstanding balance converts to a term loan payable in 24 consecutive quarterly installments commencing March 31, 1995. As of June 30, 1994, $18,250,000 was outstanding under this agreement, leaving $1,750,000 available for future needs of the Partnership. The General Partner anticipates renegotiating this credit facility to fund capital expenditures during 1994. If the credit facility is not renegotiated, which is not anticipated, the Partnership may need to rely on advances from the General Partner to fund capital expenditures. Such advances will be made in the General Partner's discretion and the General Partner has no obligation to make any advances to the Partnership. Interest payable on outstanding amounts under the credit facility is at the Partnership's option of the Prime Rate or a fixed rate of LIBOR plus 1.125 percent. The effective interest rates on outstanding obligations as of June 30, 1994 and 1993 were 5.63 percent and 4.48 percent, respectively.

         Subject to regulatory matters discussed below and assuming successful renegotiation of the credit facility, the Partnership has sufficient sources of capital available to meet its presently anticipated needs.

         In addition to the systems owned by it directly, the Partnership owns an approximate 8 percent interest in the Venture. The investment in this cable television joint venture is accounted for under the equity method. When compared to the December 31, 1993 balance, this investment increased by $14,961. This increase represents the Partnership's proportionate share of income generated by the Venture during the first six months of 1994.

         On June 29, 1990, the Venture completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and the Venture settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General

Partner expects that it will be completed by year end. Upon completion of the franchise renewal process, the Venture will consider selling the Manitowoc System. Otherwise, the Venture will continue to own and operate the Manitowoc System for the foreseeable future.

         During the first six months of 1994, the Venture expended approximately $201,000 for capital expenditures in the Manitowoc System. These expenditures were used for various projects to maintain the value of the system. These expenditures were funded from cash generated from operations. Anticipated capital expenditures for the remainder of 1994 are approximately $100,000. These expenditures will be for various projects to maintain the value of the system. It is expected that these capital expenditures will be funded from cash on hand and cash generated from operations.

         The Venture had no bank debt outstanding at June 30, 1994.

         Subject to regulatory matters discussed below, the Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated future needs.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Partnership and the Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Partnership and the Venture reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re- packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The Partnership has elected to file cost-of-service showings for the New York Systems. For the New York Systems, the General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization. The Venture complied with the new benchmark regulations and reduced rates in the Manitowoc System. The annualized reduction of revenues and operating income before depreciation and amortization is $250,000, or approximately 5 percent, and of $250,000, or approximately 10 percent, respectively. The Partnership and/or Venture will continue its efforts to mitigate the effect of such rate reductions.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

         The retransmission consent rules went into effect on October 6, 1993. Throughout the cable television system owned by the Partnership and the Venture no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                             RESULTS OF OPERATIONS

         Revenues of the New York Systems increased $180,008, or approximately 6 percent, from $2,959,026 for the three month period ended June 30, 1993 to $3,139,034 for the comparable 1994 period. Revenues increased $344,801, or approximately 6 percent, from $5,884,714 for the six month period ended June 30, 1994 to $6,229,515 for the comparable 1994 period. An increase in basic subscribers in the New York systems primarily accounted for the increase in revenues. Basic subscribers increased 2,462, or approximately 7 percent, from 34,143 at June 30, 1993 to 36,605 at June 30, 1994. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which the Partnership complied effective September 1, 1993. No other factors individually were significant to the increase in revenues.

         Operating, general and administrative expenses decreased $81,967, or approximately 5 percent, from $1,754,016 for the three months ended June 30, 1993 to $1,672,049 for the comparable 1994 period. The decrease for the three month period was primarily due to decreases in plant maintenance costs and marketing costs. For the six month periods ended June 30, 1993 and 1994, operating, general and administrative expenses increased $121,347, or approximately 3 percent, from $3,487,224 to $3,608,571 for the comparable 1994 period. The increase for the six month period was due to increases in programming expenses due, in part, to the increase in the subscriber base. Operating, general and administrative expense represented 59 percent of revenues for the three and six months periods of 1993, compared to 53 percent and 58 percent, respectively, of revenues for the 1994 periods. No other factors individually were significant to the increase in the Partnership's operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $58,399, or approximately 17 percent, from $343,291 for the three months ended June 30, 1993 to $401,690 for the comparable 1994 period. For the six months ended June 30, 1994, management fees and allocated overhead increased $122,835, or approximately 18 percent, from $676,966 in 1993 to $799,801 in 1994. The increase for the three and six month periods was due to the increase in revenues, upon which such fees and allocations are based, as well as an increase in expenses allocated from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregualtion costs.

         Depreciation and amortization increased $134,799, or approximately 30 percent, from $447,758 for the three month period ended June 30, 1993 to $582,557 for the similar 1994 period. For the six month periods, depreciation and amortization increased $267,314, or approximately 29 percent, from $908,334 to $1,175,648. These increases were due to capital additions, relating primarily to the rebuild of the New York Systems, in 1993.

         Operating income increased $68,777, or approximately 17 percent from $413,961 for the three month period ended June 30, 1993 to $482,738 for the comparable 1994 period. The increase for the three month period was primarily due to the increase in revenues and the decrease in operating, general and administrative expense exceeding the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense.
For the six month period, operating income decreased $166,695, or approximately 21 percent from $812,190 in 1993 to $645,495 in 1994. The decrease for the six month period was due primarily to the increases in operating, general and administrative expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, programming fees, reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Operating income before depreciation and amortization increased $203,576, or approximately 24 percent, from $861,719 for the three months ended June 30, 1993 to $1,065,295 at June 30, 1994 due to the increase in revenues and the decrease in operating, general and administrative expenses. Operating income before depreciation and amortization increased $100,619, or approximately 6 percent, from $1,720,524 for the six months ended June 30, 1993 to $1,821,143 at June 30, 1994 due to the increase in revenues exceeding the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner.

         Interest expense increased $93,304, or approximately 66 percent, from $141,782 for the three months ended June 30, 1993 to $235,086 at June 30, 1994. Interest expense increased for the six months ended June 30, 1993 as compared to 1994 by $194,901, or approximately 77 percent, from $253,683 to $448,584.
These increases were due to higher balances on interest bearing obligations and higher effective interest rates. Income before equity in net income of cable television joint venture decreased $4,121, or approximately 2 percent, from $229,542 for the three month period ending June 30, 1993 to $225,421 for the comparable 1994 period. The decrease for the three month period was due to the increase in interest expense exceeding the increase in operating income.
Income before equity in net income of cable television joint venture decreased $338,094, or approximately 65 percent, from $520,706 for the six month period ending June 30, 1993 compared to $182,612 for the comparable 1994 period. The decrease for the six month period was due to the decrease in operating income and the increase in interest expense.

         In addition to the New York Systems owned by it directly, the Partnership owns an approximate 8 percent interest in the Venture. Revenues of the Venture decreased $5,037, or approximately 1 percent, from $828,536 for the three month period ended June 30, 1993 to $823,499 for the comparable 1994 period. Revenues of the Venture decreased $11,804, or approximately 1 percent, from $1,646,461 for the six month period ended June 30, 1993 to $1,634,657 for the comparable 1994 period. Revenues decreased due to the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993, with which the Venture complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which when implemented on July 14, 1994, reduced rates further. See regulation and legislation discussion above. The decrease in revenues was offset, in part, by an increase in basic subscribers of approximately 5 percent. Basic subscribers totalled 10,123 at June 30, 1994, compared to 9,634 at June 30, 1993. No other individual factor contributed significantly to the increase in revenues.

         Operating, general and administrative expense in the Manitowoc System increased $16,979, or approximately 4 percent, from $484,224 for the three month period ended June 30, 1993 to $501,203 for the comparable 1994 period. Operating, general and administrative expense in the Manitowoc System increased $19,196, or approximately 2 percent, from $963,494 for the six month period ended June 30, 1994 to $982,690 for the comparable 1994 period. Operating, general and administrative expense represented 58 percent and 59 percent, respectively, of revenues for the three and six months periods of 1993 and 61 percent and 60 percent, respectively, for the comparable 1994 periods. The increases in operating, general and administrative expense for the three and six month periods were due to increases in programming fees, personnel related costs and office related costs which were partially offset by decreases in plant maintenance costs, advertising sales expense and copyright fees. No other individual factor significantly affected the increases in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $2,742, or approximately 3 percent, from $104,583 for the three month period ended June 30, 1993 to $107,325 for the comparable 1994 period. Management fees and allocated overhead from the General Partner increased $11,189, or approximately 5 percent, from $205,741 for the six month period ended June 30, 1993 to $216,930 for the comparable 1994 period. This increase for the three and six month periods was due to an increase in expenses allocated from the General Partner. The General Partner has experienced increases in expenses including personnel costs and reregulation costs.

         Depreciation and amortization expense increased $1,534, or approximately 1 percent, from $128,032 for the three month period ended June 30, 1993 to $129,566 for the comparable 1994 period. Depreciation and amortization expense increased $3,907, or approximately 2 percent, from $256,149 for the six month period ended June 30, 1993 to $260,056 for the comparable 1994 period. The increases for the three and six month periods were due to capital additions in 1993.

         Operating income decreased $26,292, or approximately 24 percent, from $111,697 for the three month period ended June 30, 1993 compared to $85,405 for the comparable 1994 period. Operating income decreased $46,096, or approximately 21 percent, from $221,077 for the six month period ended June 30, 1993 to $174,981 for the comparable 1994 period. The decreases for the three and six month periods were due to the decrase in revenues as well as the increases in operating, general and administrative expense, management fees and allocated overhead from the General Partner and depreciation and amortization expense. Operating income before depreciation and amortization decreased $24,758, or approximately 10 percent, from $239,729 for the three month period ended June 30, 1993 compared to $214,971 for the comparable 1994 period. Operating income before depreciation and amortization decreased $42,189, or approximately 9 percent, from $477,226 for the six month period ended June 30, 1993 compared to $435,037 for the comparable 1994 period. The decreases for both periods are due to the decrease in revenues as well as increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, programming fees, reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through
(a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense for the Venture increased $4,177 from $1,992 for the three month period ended June 30, 1993 to $6,169 for the comparable 1994 period. Interest expense for the Venture increased $6,721 from $3,745 for the six month period ended June 30, 1993 to $10,466 for the comparable 1994 period. The Venture incurred no costs associated with the litigation with the City of Manitowoc during the first six months of 1994 compared to $186,000 in 1993.
The Venture recognized net loss of $37,493 for the three month period ended June 30, 1993 compared to net income of $91,414 for the comparable 1994 period due primarily to the litigation costs incurred in the three month period ended June 30, 1993. Net income of the Venture increased $33,494, or approximately 38 percent, from $87,683 for the six month period ended June 30, 1993 to $121,177 for the comparable 1994 period due primarily to the litigation costs incurred in the six month period ended June 30, 1993.

                          PART II - OTHER INFORMATION

         NONE

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CABLE TV FUND 11-B
                                        BY:   JONES INTERCABLE, INC.
                                              General Partner



                                        By:   /s/ KEVIN P. COYLE
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  August 10, 1994