Form 10-Q
period 1994-09-30
CABLE TV FUND 11-B LTD
filed 1994-11-09
CIK 725684

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1994


( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from __________ to __________

                       Commission File Number:  0-11911


                           Cable TV Fund 11-B, Ltd.
- - --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-0908730
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                    Address of principal executive office


                                (303) 792-3111
                        -----------------------------
                        Registrant's telephone number

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No
    -----                                                                 -----

                               CABLE TV FUND 11-B
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                            September 30,            December 31,
                                                                                                1994                     1993
                                                                                            -------------            ------------
                                    ASSETS
                                    ------
CASH                                                                                        $     97,383             $  1,171,764

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $83,175 and $79,607 at
  September 30, 1994 and December 31, 1993,
  respectively                                                                                   347,666                  392,119

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                                      38,261,093               33,288,508
  Less- accumulated depreciation                                                             (15,778,630)             (14,068,966)
                                                                                            ------------             ------------

                                                                                              22,482,463               19,219,542

  Investment in cable television joint venture                                                   543,234                  521,450
                                                                                            ------------             ------------

               Total investment in cable television
                 properties                                                                   23,025,697               19,740,992

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                                1,026,351                  993,169
                                                                                            ------------             ------------

               Total assets                                                                 $ 24,497,097             $ 22,298,044
                                                                                            ============             ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 11-B
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                            September 30,            December 31,
                                                                                                1994                     1993
                                                                                            -------------            ------------
                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------
LIABILITIES:
  Debt                                                                                      $ 20,758,152             $ 18,089,150
  Accounts payable-
    Trade                                                                                        118,216                  284,471
    General Partner                                                                               -                        42,288
  Accrued liabilities                                                                            548,351                1,051,821
  Subscriber prepayments                                                                          44,712                   52,346
                                                                                            ------------             ------------

               Total liabilities                                                              21,469,431               19,520,076
                                                                                            ------------             ------------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                                                            1,000                    1,000
    Accumulated earnings                                                                          54,937                   52,440
                                                                                            ------------             ------------

                                                                                                  55,937                   53,440
                                                                                            ------------             ------------
  Limited Partners-
    Net contributed capital
      (38,026 units outstanding at
      September 30, 1994 and December
      31, 1993)                                                                               15,661,049               15,661,049
    Distributions                                                                            (19,013,121)             (19,013,121)
    Accumulated earnings                                                                       6,323,801                6,076,600
                                                                                            ------------             ------------

                                                                                               2,971,729                2,724,528
                                                                                            ------------             ------------

               Total liabilities and
                partners' capital                                                           $ 24,497,097             $ 22,298,044
                                                                                            ============             ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 11-B
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                      For the Three Months Ended               For the Nine Months Ended
                                                             September 30,                           September 30,
                                                   --------------------------------        --------------------------------
                                                      1994                 1993               1994                 1993
                                                   -----------         ------------        -----------          -----------
REVENUES                                           $ 3,201,789         $  2,852,021        $ 9,431,304          $ 8,736,735

COSTS AND EXPENSES:
  Operating, general and
   administrative                                    1,882,886            2,003,024          5,491,457            5,490,248
  Management fees and
    allocated overhead
    from General Partner                               381,823              337,162          1,181,624            1,014,128
  Depreciation and
    amortization                                       581,412              453,334          1,757,060            1,361,668
                                                   -----------         ------------        -----------          -----------

OPERATING INCOME                                       355,668               58,501          1,001,163              870,691
                                                   -----------         ------------        -----------          -----------

OTHER INCOME (EXPENSE):
  Interest expense                                    (311,086)            (162,338)          (759,670)            (416,021)
  Other, net                                               720                5,615            (13,579)             (32,186)
                                                   -----------         ------------        -----------          -----------

     Total other income
       (expense), net                                 (310,366)            (156,723)          (773,249)            (448,207)
                                                   -----------         ------------        -----------          -----------

INCOME (LOSS) BEFORE EQUITY
  IN NET INCOME OF CABLE
  TELEVISION JOINT VENTURE                              45,302              (98,222)           227,914              422,484

EQUITY IN NET INCOME OF
  CABLE TELEVISION JOINT VENTURE                         6,823                6,254             21,784               13,076
                                                   -----------         ------------        -----------          -----------


NET INCOME (LOSS)                                  $    52,125         $    (91,968)       $   249,698          $   435,560
                                                   ===========         ============        ===========          ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                  $       521         $       (919)       $     2,497          $     4,356
                                                   ===========         ============        ===========          ===========

  Limited Partners                                 $    51,604         $    (91,049)       $   247,201          $   431,204
                                                   ===========         ============        ===========          ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                 $      1.36         $      (2.39)       $      6.50          $     11.34
                                                   ===========         ============        ===========          ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                     38,026               38,026             38,026               38,026
                                                   ===========         ============        ===========          ===========

            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 11-B
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                                 For the Nine Months Ended
                                                                                                        September 30,
                                                                                            -------------------------------------
                                                                                                1994                     1993
                                                                                            ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $    249,698            $     435,560
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                            1,757,060                1,361,668
      Amortization of interest rate protection contract                                           15,003                   18,783
      Equity in net income of cable television joint venture                                     (21,784)                 (13,076)
      Decrease in amount due General Partner                                                     (42,288)                (177,673)
      Decrease (increase) in trade receivables                                                    44,453                 (114,521)
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                                                         (95,581)                  26,179
      Decrease in accounts payable, accrued
        liabilities and subscriber prepayments                                                  (677,359)                (881,195)
                                                                                            ------------             ------------

            Net cash provided by operating activities                                          1,229,202                  655,725
                                                                                            ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                          (4,972,585)              (5,969,221)
                                                                                            ------------             ------------

            Net cash used in investing activities                                             (4,972,585)              (5,969,221)
                                                                                            ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                     2,750,000                5,315,201
  Repayment of debt                                                                              (80,998)                 (51,763)
                                                                                            ------------             ------------

            Net cash provided by financing activities                                          2,669,002                5,263,438
                                                                                            ------------             ------------

Decrease in cash                                                                              (1,074,381)                 (50,058)

Cash, beginning of period                                                                      1,171,764                  187,901
                                                                                            ------------             ------------

Cash, end of period                                                                         $     97,383             $    137,843
                                                                                            ============             ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                             $    536,764             $    487,921
                                                                                            ============             ============


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 11-B
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-B (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the cable television system serving areas in and around Lancaster, New York (the "New York Systems") owned directly by the Partnership and the cable television system owned by Cable TV Joint Fund 11 (the "Venture"), in which the Partnership owns an approximate 8 percent interest, and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1994 (excluding the Partnership's 8 percent interest in the Venture) were $160,089 and $471,565, respectively, as compared to $142,601 and $436,837, respectively, for the similar 1993 periods.

         The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are primarily based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs were allocated based upon revenues and/or assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc., is the general partner are also allocated a proportionate share of these expenses.
The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1994 (excluding the Partnership's 8 percent interest in the Venture) were $221,734 and $710,059, respectively, as compared to $194,561 and $577,291, respectively, for the similar 1993 periods.

(3) On June 29, 1990, the Venture completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and the Venture settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed by early 1995. Upon completion of the franchise renewal process, the Venture will consider selling the Manitowoc System. Otherwise, the Venture will continue to own and operate the Manitowoc System for the foreseeable future.

(4)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                                           September 30,            December 31,
                                                                                               1994                     1993
                                                                                           -------------            ------------
                   ASSETS
                   ------
Cash and accounts receivable                                                               $   2,535,874            $   1,891,454

Investment in cable television properties                                                      2,749,050                2,866,705

Other assets                                                                                   1,853,073                1,851,983
                                                                                           -------------            -------------

               Total assets                                                                $   7,137,997            $   6,610,142
                                                                                           =============            =============

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------
Debt                                                                                       $      11,494            $      20,129

Payables and accrued liabilities                                                                 621,842                  365,349

Partners' contributed capital                                                                 45,000,000               45,000,000

Distributions                                                                               (118,914,493)            (118,914,493)

Accumulated earnings                                                                          80,419,154               80,139,157
                                                                                           -------------            -------------

               Total liabilities and partners' capital                                     $   7,137,997            $   6,610,142
                                                                                           =============            =============

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended               For the Nine Months Ended
                                                            September 30,                           September 30,
                                                   -----------------------------           --------------------------------
                                                      1994               1993                 1994                 1993
                                                   ---------           ---------           -----------          -----------
Revenues                                           $ 816,871           $ 823,842           $ 2,451,528          $ 2,470,303

Operating, general and
  administrative expenses                           (513,846)           (489,256)           (1,496,536)          (1,452,750)
Management fees and
  allocated overhead from
  Jones Intercable, Inc.                            (103,112)            (97,408)             (320,042)            (303,149)
Depreciation and amortization                       (129,611)           (130,505)             (389,667)            (386,654)
                                                   ---------           ---------           -----------          -----------

Operating Income                                      70,302             106,673               245,283              327,750

Interest expense                                      (1,186)             (2,478)              (11,652)              (6,223)
Interest income                                       18,408              26,969                53,970               82,866
Other, net                                               172             (50,773)               (7,604)            (236,319)
                                                   ---------           ---------           -----------          -----------

               Net income                          $  87,696           $  80,391           $   279,997          $   168,074
                                                   =========           =========           ===========          ===========

         Management fees paid to the General Partner by the Venture totalled $40,843 and $122,576, respectively, for the three and nine month periods ended September 30, 1994 and $41,192 and $123,515, respectively, for the three and nine month periods ended September 30, 1993. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totalled $62,269 and $197,466, respectively, for the three and nine month periods ended September 30, 1994, and $56,216 and $179,634, respectively, for the three and nine month periods ended September 30, 1993.

         Management fees paid by the Venture and attributable to the Partnership's approximate 8 percent interest totalled $3,178 and $9,537, respectively, for the three and nine month periods ended September 30, 1994 and $3,205 and $9,609, respectively, for the three and nine month periods ended September 30, 1993. Reimbursements for overhead and administrative expense paid by the Venture and attributable to the Partnership's interest totalled $4,845 and $15,363, respectively, for the three and nine month periods ended September 30, 1994 and $4,374 and $13,976, respectively, for the three and nine month periods ended September 30, 1993.

                               CABLE TV FUND 11-B
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         The Partnership expended approximately $4,973,000 on capital improvements during the nine months ended September 30, 1994. Of this total, approximately 83 percent related to the continuation of the rebuild and upgrade of the New York Systems and the construction of a new operations facility. The remainder of the capital expenditures were for plant extensions and various other enhancements in the New York Systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Partnership's credit facility. Subject to the regulatory matters discussed below, budgeted capital additions for the remainder of 1994 are approximately $1,200,000. The rebuild and upgrade of the New York Systems and the construction of a new operations facility will account for approximately 70 percent of the expected capital expenditures. The remainder of the capital expenditures will be used for plant extensions as well as for various other enhancements in the New York Systems. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the FCC's rulemaking regarding the 1992 Cable Act, and the Partnership's liquidity position.
Funding for these expenditures is expected to be provided by cash generated from operations, borrowings under a renegotiated credit facility, and, at its discretion, advances from the General Partner.

         During March 1992, the Partnership entered into a $25,000,000 revolving credit and term loan agreement. As a result of the subsequent sale of the cable television system serving Grand Island, New York (the "Grand Island System"), the maximum amount available was reduced to $20,000,000 in July 1992. The revolving credit period expires December 31, 1994, at which time the outstanding balance converts to a term loan payable in 24 consecutive quarterly installments
commencing March 31, 1995.   As of September 30, 1994, $20,000,000 was
outstanding under this agreement. The General Partner currently anticipates renegotiating the credit facility in the fourth quarter of 1994 to increase the commitment and extend the revolving credit period. If the credit facility is not renegotiated, the Partnership will need to rely on cash generated from operations and advances from the General Partner to fund capital expenditures. Such advances will be made in the General Partner's discretion and the General Partner has no obligation to make any advances to the Partnership. Interest payable on outstanding amounts under the credit facility is at the Partnership's option of the Prime Rate or a fixed rate of LIBOR plus 1.125 percent. The effective interest rates on outstanding obligations as of September 30, 1994 and 1993 were 6.04 percent and 4.33 percent, respectively.

         Subject to regulatory matters discussed below and assuming successful renegotiation of the credit facility of which there can be no assurance, the Partnership has sufficient sources of capital available to meet its presently anticipated needs.

         In addition to the systems owned by it directly, the Partnership owns an approximate 8 percent interest in the Venture. The investment in this cable television joint venture is accounted for under the equity method. When compared to the December 31, 1993 balance, this investment increased by $21,784. This increase represents the Partnership's proportionate share of income generated by the Venture during the first nine months of 1994.

         On June 29, 1990, the Venture completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and the Venture settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed by early 1995. Upon completion of the franchise renewal process, the Venture will consider selling the Manitowoc System. Otherwise, the Venture will continue to own and operate the Manitowoc System for the foreseeable future.

         During the first nine months of 1994, the Venture expended approximately $272,000 for capital expenditures in the Manitowoc System, consisting of various projects to maintain the value of the system. These expenditures were funded by cash generated from operations. Anticipated capital expenditures for the remainder of 1994 are approximately $78,000. These expenditures will be for various projects to maintain the value of the system. It is expected that these capital expenditures will be funded by cash on hand and cash generated from operations.

         The Venture had no bank debt outstanding at September 30, 1994.

         Subject to regulatory matters discussed below, the Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its presently anticipated needs.

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

         In compliance with these rules, the Partnership and the Venture reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effect of the two methods of rate regulation, the General Partner concluded that the Partnership should elect to file cost-of-service showings for the New York Systems and the Venture should comply with the benchmark regulations for the Manitowoc System. For the New York Systems, the General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. The Venture complied with the new benchmark regulations and further reduced rates in the Manitowoc System. The annualized reduction of operating income before depreciation and amortization is approximately $250,000, or 10 percent. The Venture will continue its efforts to mitigate the effect of such rate reductions. To the extent such reductions are not mitigated, the value of the Manitowoc System, which is calculated based on cash flow, could be adversely impacted.

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

                             RESULTS OF OPERATIONS

         Revenues of the New York Systems increased $349,768, or approximately 12 percent, from $2,852,021 for the three month period ended September 30, 1993 to $3,201,789 for the comparable 1994 period. Revenues increased $694,569, or approximately 8 percent, from $8,736,735 for the nine month period ended September 30, 1993 to $9,431,304 for the comparable 1994 period. An increase in basic subscribers in the New York systems primarily accounted for the increase in revenues. Basic subscribers increased 1,645, or approximately 5 percent, from 35,745 at September 30, 1993 to 37,390 at September 30, 1994. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which the Partnership complied effective September 1, 1993. No other factors individually were significant to the increase in revenues.

         Operating, general and administrative expenses decreased $120,138, or approximately 6 percent, from $2,003,024 for the three months ended September 30, 1993 to $1,882,886 for the comparable 1994 period. The decrease for the three month period was due to decreases in marketing related expenses and personnel expenses which were offset, in part, by increases in programming expenses and advertising sales related expenses. For the nine month periods ended September 30, 1993 and 1994, operating, general and administrative expenses increased $1,209, or less than 1 percent, from $5,490,248 in 1993 to $5,491,457 for the comparable 1994 period. The increase for the nine month periods was due primarily to increases in programming expenses, copyright fees, franchise fees and advertising sales related expense which were offset by decreases in personnel expenses and marketing related expenses. Operating, general and administrative expense represented 70 percent and 63 percent, respectively, of revenues for the three and nine months periods of 1993 and 59 percent and 58 percent, respectively, of revenues for the comparable 1994 periods. No other factors individually were significant to the increase in the Partnership's operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $44,661, or approximately 13 percent, from $337,162 for the three months ended September 30, 1993 to

$381,823 for the comparable 1994 period. For the nine months ended September 30, 1994, management fees and allocated overhead increased $167,496, or approximately 17 percent, from $1,014,128 in 1993 to $1,181,624 in 1994. The increases for the three and nine months was due to the increase in revenues, upon which such fees and allocations are based, and an increase in expenses allocated from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which is allocated to the Partnership.

         Depreciation and amortization increased $128,078, or approximately 28 percent, from $453,334 for the three month period ended September 30, 1993 to $581,412 for the similar 1994 period. For the nine month periods, depreciation and amortization increased $395,392, or approximately 29 percent, from $1,361,668 to $1,757,060. These increases were due to capital additions during 1993.

         Operating income increased $297,167, from $58,501 for the three month periods ended September 30, 1993 to $355,668 for the comparable 1994 period due to the increase in revenues exceeding the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense and the decrease in operating, general and administrative expense. For the nine month periods, operating income increased $130,472, or approximately 15 percent, from $870,691 in 1993 to $1,001,163 in 1994 due primarily to the increase in revenues exceeding the increases in operating, general and administrative expenses and depreciation and amortization expense. Operating income before depreciation and amortization increased $425,245, or approximately 83 percent, from $511,835 for the three months ended September 30, 1993 to $937,080 at September 30, 1994 due to the increase in revenues and the decrease in operating, general and administrative expenses. Operating income before depreciation and amortization increased $525,864, or approximately 24 percent, from $2,232,359 for the nine months ended September 30, 1993 to $2,758,223 at September 30, 1994 due to the increase in revenues exceeding the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner.

         Interest expense increased $148,748 or approximately 92 percent, from $162,338 for the three months ended September 30, 1993 to $311,086 at September 30, 1994. Interest expense increased for the nine months ended September 30, 1994 as compared to 1993 by $343,649, or approximately 83 percent, from $416,021 in 1993 to $759,670 in 1994. These increases were due to higher outstanding balances on interest bearing obligations and higher effective interest rates. The Partnership recognized loss before equity in net income of cable television venture of $98,222 for the three month period ending September 30, 1993 compared to income before equity in net income of cable television venture of $45,302 for the comparable 1994 period. The increase for the three month period was due to the increase in operating income. Income before equity in net income of cable television joint venture decreased $194,570, or approximately 46 percent, from $422,484 for the nine month period ending September 30, 1993 compared to $227,914 for the comparable 1994 period. The decrease for the nine month period was due to the increase in interest expense exceeding the increase in operating income.

         In addition to the New York Systems owned by it directly, the Partnership owns an approximate 8 percent interest in the Venture. Revenues in the Manitowoc System decreased $6,971, or approximately 1 percent, from $823,842 for the three month period ended September 30, 1993 to $816,871 for the comparable 1994 period. Revenues in the Manitowoc System decreased $18,775 or approximately 1 percent, from $2,470,303 for the nine month period ended September 30, 1993 to $2,451,528 for the comparable 1994 period. Revenues decreased due to the reduction in basic rates due to new basic rate regulations issued by the FCC in regard to the 1992 Cable Act. See Regulation and Legislation discussion above. The decrease in revenues was offset, in part, by an increase in basic subscribers of approximately 7 percent and an increase in pay subscribers of approximately 25 percent. Basic subscribers totalled 10,300 at September 30, 1994 compared to 9,668 at September 30, 1993 and pay subscribers totalled 6,218 at September 30, 1994 compared to 4,985 at September 30, 1993. No other individual factor contributed significantly to the decrease in revenues.

         Operating, general and administrative expense in the Manitowoc System increased $24,590, or approximately 5 percent, from $489,256 for the three month period ended September 30, 1993 to $513,846 for the comparable 1994 period. Operating, general and administrative expense in the Manitowoc System increased $43,786, or approximately 3 percent, from $1,452,750 for the nine month period ended September 30, 1993 to $1,496,536 for the comparable 1994 period. The increase in expense for the three and nine month periods was due primarily to increases in programming fees, personnel related costs and office related costs due to the increases in basic and pay subscribers. The increases in operating, general and administrative expenses were offset by decreases in copyright fees and system maintenance costs. No other individual factors contributed significantly to the increase in expense. Operating, general and administrative expense represented 59 percent of revenues for the three and nine month periods of 1993 compared to 63 percent and 61 percent, respectively, for the 1994 periods. Management fees and allocated overhead from the General Partner increased $5,704, or approximately 6 percent, from $97,408 for the three month period ended September 30, 1993 to $103,112 for the comparable 1994 period. Management fees and allocated overhead from the General Partner increased $16,893, or approximately 6 percent, from $303,149 for the nine month period ended September 30, 1993 to $320,042 for the comparable 1994 period. The increases for the three and nine month periods are due to increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which is allocated to the Venture.

         Depreciation and amortization expense in the Manitowoc System remained relatively constant for the three month periods ended September 30, 1993 and 1994. Depreciation and amortization expense in the Manitowoc System increased $3,013, or approximately 1 percent, from $386,654 for the nine month period ended September 30, 1993 to $389,667 for the comparable 1994 period. The increase for the nine month period was due to capital additions in 1993.

         Operating income decreased $36,371, or approximately 34 percent, from $106,673 for the three month period ended September 30, 1993 to $70,302 for the comparable 1994 period. Operating income decreased $82,467, or approximately 25 percent, from $327,750 for the nine month period ended September 30, 1993 to $245,283 for the comparable 1994 period. The decrease for the three and nine month periods was primarily due to the increase in operating, general and administrative expenses and allocated overhead from the General Partner and the decrease in revenues. Operating income before depreciation and amortization decreased $37,265, or approximately 16 percent, from $237,178 for the three month period ended September 30, 1993 compared to $199,913 for the comparable 1994 period. Operating income before depreciation and amortization decreased $79,454, or approximately 11 percent, from $714,404 for the nine month period ended September 30, 1993 compared to $634,950 for the comparable 1994 period.

         The decreases for both periods were due to the decrease in revenues as well as the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as costs incurred by the General Partner, which are allocated to the Venture, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Venture and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through
(a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) marketing efforts targeted at non-subscribers.

         Interest expense for the Venture decreased $1,292, or approximately 52 percent, from $2,478 for the three month period ended September 30, 1993 to $1,186 for the comparable 1994 period. The decrease for the three month period was due to a lower outstanding balance on interest bearing obligations. Interest expense for the Venture increased $5,429, or approximately 87 percent, from $6,223 for the nine month period ended September 30, 1993 to $11,652 for the comparable 1994 period. The increase for the nine month period was due to higher outstanding balances on interest bearing obligations. The Venture incurred no costs associated with the litigation with the City of Manitowoc during the three nine month periods ended September 30, 1994 compared to $50,000 and $236,000 for the three and nine month periods ended September 30, 1993. Net income for the Venture increased $7,305, or approximately 9 percent, from $80,391 for the three month period ended September 30, 1993 to $87,696 for the comparable 1994 period. Net income for the Venture increased $111,923, or approximately 67 percent, from $168,074 for the nine month period ended September 30, 1993 to $279,997 for the comparable 1994 period. The increases for the three and nine month periods were due primarily to the decrease in litigation costs discussed above.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits

           27) Financial Data Schedule

        b) Reports on Form 8-K

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


                                        CABLE TV FUND 11-B
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /S/ Kevin P. Coyle
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)


Dated:  November 9, 1994

                              INDEX TO EXHIBITS



                                                      SEQUENTIALLY
EXHIBIT                                                 NUMBERED
NUMBER              DESCRIPTION                           PAGE
- - -------             -----------                       ------------
  27             Financial Data Schedule