Form 10-Q
period 1995-03-31
CABLE TV FUND 11-B LTD
filed 1995-05-15
CIK 725684

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
/x/     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the quarterly period ended March 31, 1995
                                                               --------------

/ /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from ____________________ to ____________________

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

Yes    X                                                  No
     -----                                                    ------

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                 March 31,                December 31,
               ASSETS                                                              1995                     1994
                                                                              --------------            ---------------
CASH                                                                          $     203,937             $     139,532


TRADE RECEIVABLES, less allowance for doubtful
  receivables of $93,955 and $72,936 at March 31, 1995
  and December 31, 1994, respectively                                               338,348                   472,417

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                         41,517,487                40,659,024
  Less - accumulated depreciation                                               (17,087,205)              (16,361,119)
                                                                                -----------               -----------

                                                                                 24,430,282                24,297,905

  Investment in cable television joint venture                                      554,099                   550,483
                                                                               ------------              ------------

             Total investment in cable television properties                     24,984,381                24,848,388

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                   1,177,312                 1,054,358
                                                                                -----------               -----------

     Total assets                                                              $ 26,703,978              $ 26,514,695
                                                                                ===========               ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                               March 31,                December 31,
  LIABILITIES AND PARTNERS' CAPITAL                                              1995                       1994
  ---------------------------------                                           ------------             --------------
LIABILITIES:
  Debt                                                                         $ 23,559,065             $  20,790,529
  Accounts payable -
    Trade                                                                             6,291                   368,624
    General Partner                                                                  -                      1,305,421
  Accrued liabilities                                                               417,578                 1,084,907
  Subscriber prepayments                                                             51,399                    50,293
                                                                                -----------              ------------

              Total liabilities                                                  24,034,333                23,599,774
                                                                                -----------              ------------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                                               1,000                     1,000
    Accumulated earnings                                                             51,357                    53,810
                                                                                -----------              ------------

                                                                                     52,357                    54,810
                                                                                -----------              ------------

  Limited Partners-
    Net contributed capital
    (38,026 units outstanding at March 31, 1995
      and December 31, 1994)                                                     15,661,049                15,661,049
    Distributions                                                               (19,013,121)              (19,013,121)
    Accumulated earnings                                                          5,969,360                 6,212,183
                                                                                -----------              ------------

                                                                                  2,617,288                 2,860,111
                                                                                -----------              ------------

              Total liabilities and partners'
                 capital                                                       $ 26,703,978             $  26,514,695
                                                                                ===========              ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                        For the Three Months Ended
                                                                                March 31,
                                                                     ---------------------------------

                                                                        1995                   1994
                                                                     -----------            ----------
REVENUES                                                            $  3,378,047            $3,090,481

COSTS AND EXPENSES:
  Operating expenses                                                   2,057,852             1,936,522
  Management fees and allocated overhead
    from General Partner                                                 435,698               398,111
  Depreciation and amortization                                          731,885               598,092
                                                                     -----------             ---------

OPERATING INCOME                                                         152,612               157,756
                                                                     -----------             ---------

OTHER INCOME (EXPENSE):
  Interest expense                                                      (408,278)             (208,497)
  Other, net                                                               6,774                 7,932
                                                                     -----------             ---------

                 Total other income (expense), net                      (401,504)             (200,565)
                                                                     -----------             ---------

LOSS BEFORE EQUITY IN NET INCOME
  OF CABLE TELEVISION JOINT VENTURE                                     (248,892)              (42,809)

EQUITY IN NET INCOME OF CABLE
   TELEVISION JOINT VENTURE                                                3,616                 7,849
                                                                     -----------             ---------

NET LOSS                                                            $   (245,276)           $  (34,960)
                                                                     ===========             =========

ALLOCATION OF NET LOSS:
  General Partner                                                   $     (2,453)           $     (350)
                                                                     ===========             =========

  Limited Partners                                                  $   (242,823)           $  (34,610)
                                                                     ===========             =========

NET LOSS PER LIMITED PARTNERSHIP UNIT                               $      (6.39)           $     (.91)
                                                                     ===========             =========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                           38,026                38,026
                                                                     ===========             =========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                       For the Three Months Ended
                                                                                                March 31,
                                                                            ----------------------------------------

                                                                                   1995                    1994
                                                                            ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $    (245,276)           $   (34,960)
  Adjustments to reconcile net loss to
    net cash provided in (used in) operating activities:
      Depreciation and amortization                                               726,086                593,091
      Amortization of capitalized loan fees                                         5,799                  5,001
      Equity in net income of cable
        television joint venture                                                   (3,616)                (7,849)
      Increase (decrease) in amount due General Partner                        (1,305,421)                82,871
      Decrease in trade receivables                                               134,069                110,144
      Increase in deposits, prepaid expenses
          and deferred charges                                                   (128,753)              (141,946)
      Decrease in trade accounts payable, accrued
          liabilities and subscriber prepayments                               (1,028,556)              (828,573)
                                                                              -----------              ---------


                 Net cash provided by (used in) operating activities           (1,845,668)              (222,221)
                                                                              -----------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (858,463)              (693,916)
                                                                              -----------              ---------

                 Net cash used in investing activities                           (858,463)              (693,916)
                                                                              -----------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceed from borrowings                                                      22,800,000                 -
  Repayment of debt                                                           (20,031,464)               (26,241)
                                                                              -----------             ----------

                 Net cash provided by (used in) financing
                    activities                                                  2,768,536                (26,241)
                                                                              -----------             ----------

Increase (decrease) in cash                                                        64,405               (942,378)

Cash, beginning of period                                                         139,532              1,171,764
                                                                             ------------              ---------

Cash, end of period                                                         $     203,937            $   229,386
                                                                             ============             ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                             $     562,543            $   185,003
                                                                             ============             ==========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-B, Ltd. (the "Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the cable television system servicing areas in and around Lancaster, New York (the "New York Systems") owned directly by the Partnership and the cable television system owned by Cable TV Joint Fund 11 ("the Venture"), in which the Partnership owns an approximate 8 percent interest, and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of the cable television systems or franchises. Management fees for the three month periods ended March 31, 1995 and 1994 (excluding Fund 11-B's approximate 8 percent interest in the Venture) were $168,902 and $154,524, respectively.

         The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are primarily based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenue of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc., is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three month periods ending March 31, 1995 and 1994 (excluding Fund 11-B's approximate 8 percent interest in the Venture) were $266,796 and $243,587, respectively.

(3) On June 29, 1990, the Venture completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and the Venture settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed during 1995.

4)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                         March 31,              December 31,
                                                                           1995                       1994
                                                                    -------------------        -------------------
                         ASSETS
                         ------

Cash and accounts receivable                                        $     2,425,213            $    2,521,713

Investment in cable television properties                                 2,657,774                 2,724,042

Other assets                                                              1,859,723                 1,853,355
                                                                       ------------             -------------

                 Total assets                                       $     6,942,710            $    7,099,110
                                                                     ==============             =============

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

Debt                                                                $        23,013            $       26,385

Payables and accrued liabilities                                            275,378                   474,880

Partners' contributed capital                                            45,000,000                45,000,000

Distributions                                                          (118,914,493)             (118,914,493)

Accumulated earnings                                                     80,558,812                80,512,338
                                                                     --------------             -------------

                 Total liabilities and partners' capital            $     6,942,710            $    7,099,110
                                                                     ==============             =============


                      UNAUDITED STATEMENTS OF OPERATIONS

                                                                  For the Three Months Ended
                                                                           March 31,
                                                           ------------------------------------------

                                                                  1995                    1994
                                                           -----------------        -----------------

Revenues                                                    $   853,728               $ 811,158

Operating expenses                                             (583,736)               (481,487)

Management fees and allocated overhead from
  Jones Intercable, Inc.                                       (116,322)               (109,605)

Depreciation and amortization                                  (139,565)               (130,490)
                                                             ----------                --------

Operating income                                                 14,105                  89,576

Interest expense                                                 (6,284)                 (4,297)

Interest income                                                  38,046                  15,475

Other, net                                                          607                     133
                                                             ----------                --------

                 Net income                                 $    46,474               $ 100,887
                                                             ==========                ========


        Management fees and reimbursements for general and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $42,686 and $73,636, respectively, for the three months ended March 31, 1995 and $40,558 and $69,047, respectively, for the three months ended March 31, 1994. Management fees and reimbursements for general and administrative expenses paid by the Venture and attributable to the Partnership totaled $3,321 and $5,729, respectively, for the three months ended March 31, 1995 and $3,155 and $5,372, respectively, for the three months ended March 31, 1994.


5) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         During the first quarter of 1995, the General Partner solicited that it is evaluating the few indications which were received, one of which was the General Partner. Any sale of the New York Systems will be subject to the approval of the holders of a majority of the Partnership's limited partnership interests.

         During the first quarter of 1995, the Partnership expended approximately $858,000 on capital improvements. The continuation of the rebuild and upgrade of the New York Systems accounted for approximately 51 percent of the capital expenditures. Converters accounted for approximately 41 percent of the capital expenditures. The remainder of the capital expenditures were for various other enhancements in the New York Systems. Funding for these expenditures was provided primarily by cash generated from operations and borrowings from the Partnership's credit facility. Budgeted capital additions for the remainder of 1995 are approximately $2,938,000. The rebuild and upgrade of the New York Systems will account for approximately 40 percent of the expected capital expenditures. Plant extensions and service drops to homes will account for approximately 31 percent of the expected capital expenditures. The remainder of the capital expenditures will be used for various other enhancements in the New York Systems. Depending upon the timing of the potential sale of the New York Systems as discussed above, the Partnership will likely only make the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the New York Systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Partnership's new credit facility discussed below.

         On February 28, 1995, the Partnership entered into a new $25,000,000 revolving credit and term loan agreement. The revolving credit period expires December 31, 1996, at which time the outstanding balance converted to a term loan payable in 24 consecutive quarterly installments commencing March 31, 1997. Proceeds from this credit facility were used to repay amounts outstanding under the Partnership's previous credit facility, repay amounts due the General Partner and fund capital expenditures. As of March 31, 1995, $22,800,000 was outstanding under this agreement, leaving $2,200,000 available for future needs of the Partnership. Interest payable on outstanding amounts is at the Partnership's option of the base rate plus 1/4 percent or the London InterBank Offered Rate plus 1-1/8 percent. The Partnership paid a loan facility fee of $75,000 upon closing of the credit facility renegotiations.
The effective interest rates on outstanding obligations as of March 31, 1995 and 1994 were 7.56 percent and 4.67 percent, respectively. This loan is expected to be paid in full upon closing of the sale of the Augusta System as discussed above.

         The Partnership has sufficient sources of capital available to meet its presently anticipated needs from its ability to generate cash from operations and from borrowings available under its new credit facility.

         In addition to the systems owned by it directly, the Partnership owns an approximate 8 percent interest in Cable TV Joint Fund 11 (the "Venture"). The investment in this cable television joint venture is accounted for under the equity method. When compared to the December 31, 1994 balance, this investment increased by $3,616, from $550,483 at December 31, 1994 to $554,099 at March 31, 1995. This increase represents the Partnership's proportionate share of income generated by the Venture during the first quarter of 1995.

         On June 29, 1990, the Venture completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and the Venture settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed during 1995.

         For the three months ended March 31, 1995, the Venture generated operating income before depreciation and amortization of $153,670 and incurred interest expense totaling $6,284, leaving $147,386 to fund capital expenditures and non-operating costs. During the first three months of 1995, the Venture expended approximately $48,000 for capital expenditures in the Manitowoc System. These capital additions were used for various enhancements to maintain the value of the system. These expenditures were funded from cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $252,000. These expenditures will be for various enhancements to maintain the value of the system. It is expected that these capital expenditures will be funded from cash on hand and cash generated from operations.

         The Venture had no bank debt outstanding at March 31, 1995.

         The Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned by the Partnership and Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership and Venture reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

         The Venture complied with the February 1994 benchmark regulations and further reduced rates in its Manitowoc System effective July 1994. The Venture has filed cost-of-service showings for its New York Systems and thus anticipates no further reductions in rates. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions until such final approval is received.

                             RESULTS OF OPERATIONS

         Revenues of the New York Systems increased $287,566, or approximately 9 percent, from $3,090,481 during the first quarter of 1994 to $3,378,047 during the first quarter of 1995. An increase in basic subscribers in the New York Systems primarily accounted for the increase in revenue. Basic subscribers increased 1,807, or approximately 5 percent, from 36,024 at March 31, 1994 to 37,831 at March 31, 1995. No other factors individually were significant to the increase in revenues.

         Operating expenses increased $121,330, or approximately 6 percent, from $1,936,522 at March 31, 1994 to $2,057,852 at March 31, 1995. Operating
expense represented 61 percent of revenue in 1995 and 63 percent of revenue in 1994. Increases in programming fees, personnel related costs and advertising sales expense, which were partially offset by decreases in copyright fees and marketing related expense, primarily accounted for the increase in operating expenses. No other factors individually were significant to the increase in the Partnership's operating expenses. Management fees and allocated overhead from the General Partner increased $37,587, or approximately 9 percent, from $398,111 for the first three months of 1994 to $435,698 for the comparable 1995 period due to the increase in revenues, upon which such fees and allocations are based, and an increase in expenses allocated from the General Partner. The General Partner has experienced increases in expenses, including personnel costs, a portion of which is allocated to the Partnership. Depreciation and amortization expense increased $133,793, or approximately 22 percent, from $598,092 at March 31, 1994 to $731,885 at March 31, 1995 due to capital additions in 1994.

         Operating income decreased $5,144, or approximately 3 percent, from $157,756 at March 31, 1994 to $152,612 at March 31, 1995. This decrease is due to the increases in operating expense, management fees and allocated expense from the General Partner and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization increased $128,649, or approximately 17 percent, from $755,848 for the three months ended March 31, 1994 to $884,497 for the similar period in 1995. This increase is due to the increase in revenues exceeding the increases in operating expense and management fees and allocated overhead from the General Partner.

         Interest expense increased $199,781, or approximately 96 percent, from $208,497 at March 31, 1994 to $408,278 at March 31, 1995. This increase is due primarily to higher outstanding balances on interest bearing obligations and to higher effective interest rates in 1995 compared to 1994. Loss before equity in net income of cable television joint venture was $42,809 for the period ending March 31, 1994 compared to $248,892 for the 1995 period due to the decrease in operating income and the increase in interest expense.

The Venture

         In addition to the New York Systems owned by it directly, the Partnership owns an approximate 8 percent interest in the Venture. Revenues of the Venture increased $42,570, or approximately 5 percent, from $811,158 for the three month period ended March 31, 1994 to $853,728 for the comparable 1995 period. An increase in the subscriber base primarily accounted for the increase in revenues. The number of basic subscribers increased 1,068, or approximately 11 percent, from 9,939 at March 31, 1994 to 11,007 at March 31, 1995. Premium service subscriptions increased 1,558, or approximately 29 percent, from 5,427 at March 31, 1994 to 6,985 at March 31, 1995. No other individual factor contributed significantly to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expense in the Manitowoc System increased $102,249, or approximately 21 percent, from $481,487 for the first three months of 1994 to $583,736 for the comparable 1995 period. Operating expense represented 68 percent of revenue for the three month period ended March 31, 1995 and 59 percent of revenue for the three month period ended March 31, 1994. The increase in operating expense was due to the increases in programming fees and marketing related costs, which were partially offset by decreases in advertising sales expense and copyright fees. No other individual factor significantly affected the increase in operating expenses. Management fees and allocated overhead from the General Partner increased $6,717, or approximately 6 percent, from $109,605 for the first three months of 1994 to $116,322 for the comparable 1995 period. The increase for the three month period was due to the increase in revenues, upon which such fees and allocations are based, as well as an increase in expenses allocated from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which is allocated to the Venture. Depreciation and amortization expense increased $9,075, or approximately 7 percent, from $130,490 for the first three months of 1994 to $139,565 for the comparable 1995 period due capital additions in 1994.

         Operating income decreased $75,471, or approximately 84 percent, from $89,576 for the first three months of 1994 to $14,105 for the comparable 1995 period due to increases in operating, general and administrative expense, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization decreased $66,396, or approximately 30 percent, from $220,066 for the three months ended March 31, 1994 to $153,670 for the similar period in 1995. This decrease is due to the increases in operating expense and management fees and allocated overhead from the General Partner exceeding the increase in revenues. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than otherwise would have been the case. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Venture, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Venture and the General Partner incur cost increases due to, among other things, programming fees, reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings; (b) product re-marketing and re-packaging; and (c) marketing efforts directed at non-subscribers.

         Interest expense for the Venture increased $1,987, or approximately 46 percent, from $4,297 for the first three months of 1994 to $6,284 for the comparable 1995 period due to higher outstanding balances on interest bearing obligations. Net income of the Venture decreased $54,413, or approximately 54 percent, from $100,887 for the first three months of 1994 to $46,474 for the comparable 1995 period primarily due to the decrease in operating income.

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

                                             CABLE TV FUND 11-B, LTD.
                                             BY: JONES INTERCABLE, INC.
                                                 General Partner



                                             By:/S/ Kevin P.  Coyle
                                                -------------------------------
                                                 Kevin P. Coyle
                                                 Group Vice President/Finance
                                                 (Principal Financial Officer)


Dated:  May 12, 1995

                              INDEX TO EXHIBITS


Exhibit                 Description                   Page
- - -------                 -----------                   ----
  27                    Financial Data Schedule