Form 10-Q
period 1995-06-30
CABLE TV FUND 11-B LTD
filed 1995-08-14
CIK 725684

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to

                        Commission File Number:  0-11911

                            CABLE TV FUND 11-B, LTD.
                Exact name of registrant as specified in charter

Colorado                                                           84-0908730
State of organization                                  I.R.S. employer I.D. #

   9697 East Mineral Avenue,  P.O. Box 3309, Englewood, Colorado  80155-3309
                     Address of principal executive office

                                 (303) 792-3111
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                              No _____

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                              June 30,           December 31,
                     ASSETS                                                     1995                 1994
                     ------                                                 ------------         ------------
CASH                                                                        $    222,702         $    139,532

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $69,553 and $72,936 at
  June 30, 1995 and December 31, 1994, respectively                              391,586              472,417

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      43,221,282           40,659,024
  Less- accumulated depreciation                                             (17,802,177)         (16,361,119)
                                                                            ------------         ------------
                                                                              25,419,105           24,297,905

  Investment in cable television joint venture                                   561,556              550,483
                                                                            ------------         ------------

         Total investment in cable television properties                      25,980,661           24,848,388

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                1,030,006            1,054,358
                                                                            ------------         ------------

         Total assets                                                       $ 27,624,955         $ 26,514,695
                                                                            ============         ============

            The accompanying notes to unaudited financial statements
             are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                       June 30,                December 31,
    LIABILITIES AND PARTNERS' CAPITAL                                    1995                      1994
    ---------------------------------                                ------------              ------------
LIABILITIES:
  Debt                                                               $ 23,728,157              $ 20,790,529
  Accounts payable-
    Trade                                                                 104,773                   368,624
    General Partner                                                       109,264                 1,305,421
  Accrued liabilities                                                     754,725                 1,084,907
  Subscriber prepayments                                                   50,151                    50,293
                                                                     ------------              ------------
         Total liabilities                                             24,747,070                23,599,774
                                                                     ------------              ------------

PARTNERS' CAPITAL:
General Partner-
    Contributed capital                                                     1,000                     1,000
    Accumulated earnings                                                   53,440                    53,810
                                                                     ------------              ------------

                                                                           54,440                    54,810
                                                                     ------------              ------------

Limited Partners-
  Net contributed capital
    (38,026 units outstanding at June 30, 1995
    and December 31, 1994)                                             15,661,049                15,661,049
  Distributions                                                       (19,013,121)              (19,013,121)
  Accumulated earnings                                                  6,175,517                 6,212,183
                                                                     ------------              ------------

                                                                        2,823,445                 2,860,111
                                                                     ------------              ------------
         Total liabilities and partners' capital                     $ 27,624,955              $ 26,514,695
                                                                     ============              ============

            The accompanying notes to unaudited financial statements
             are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                               For the Three Months Ended               For the Six Months Ended
                                                       June 30,                                  June 30,
                                              ---------------------------              --------------------------
                                                 1995             1994                    1995            1994
                                              ----------       ----------              ----------      ----------
REVENUES                                      $3,597,655       $3,139,034              $6,975,702      $6,229,515

COSTS AND EXPENSES:
  Operating expenses                           1,829,620        1,672,049               3,887,472       3,608,571
  Management fees and
    allocated overhead
    from General Partner                         417,128          401,690                 852,826         799,801
  Depreciation and
    amortization                                 733,123          587,558               1,465,008       1,185,650
                                              ----------       ----------              ----------      ----------
OPERATING INCOME                                 617,784          477,737                 770,396         635,493
                                              ----------       ----------              ----------      ----------
OTHER INCOME (EXPENSE):
  Interest expense                              (479,421)        (230,085)                (887,699)      (438,582)
  Other, net                                      62,420          (22,231)                  69,194        (14,299)
                                              ----------       ----------              ----------      ----------
         Total other income
           (expense)                            (417,001)        (252,316)                (818,505)      (452,881)
                                              ----------       ----------              -----------     ----------
INCOME (LOSS) BEFORE EQUITY
  IN NET INCOME OF CABLE
  TELEVISION JOINT VENTURE                       200,783          225,421                  (48,109)       182,612

EQUITY IN NET INCOME OF
  CABLE TELEVISION JOINT
  VENTURE                                          7,457            7,112                   11,073         14,961
                                              ----------       ----------              ----------      ----------
NET INCOME (LOSS)                             $  208,240       $  232,533              $   (37,036)    $  197,573
                                              ==========       ==========              ===========     ==========
ALLOCATION OF NET
  INCOME (LOSS):
    General Partner                           $    2,083       $    2,326              $      (370)    $    1,976
                                              ==========       ==========              ===========     ==========
    Limited Partners                          $  206,157       $  230,207              $   (36,666)    $  195,597
                                              ==========       ==========              ===========     ==========
NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                            $     5.43       $     6.05              $      (.96)    $     5.14
                                              ==========       ==========              ===========     ==========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                               38,026           38,026                   38,026         38,026
                                              ==========       ==========              ===========     ==========

            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                              For the Six Months Ended
                                                                                       June 30,
                                                                          --------------------------------
                                                                              1995                1994
                                                                          ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $   (37,036)         $   197,573
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                         1,465,008            1,185,650
      Equity in net income of cable television joint
         venture                                                              (11,073)             (14,961)
      Decrease in trade receivables                                            80,831                9,136
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                                          402             (536,000)
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                           (594,175)            (404,770)
      Decrease in amount due General Partner                               (1,196,157)             (42,288)
                                                                          -----------          -----------
         Net cash provided by operating activities                           (292,200)             394,340
                                                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (2,562,258)          (2,391,476)
                                                                          -----------          -----------

         Net cash used in investing activities                             (2,562,258)          (2,391,476)
                                                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                  3,300,000            1,000,000
  Repayment of debt                                                          (362,372)             (52,318)
                                                                          -----------          -----------

         Net cash provided by financing activities                          2,937,628              947,682

Increase (decrease) in cash                                                    83,170           (1,049,454)

Cash, beginning of period                                                     139,532            1,171,764
                                                                          -----------          -----------

Cash, end of period                                                       $   222,702          $   122,310
                                                                          ===========          ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                           $   968,126          $   404,643
                                                                          ===========          ===========

            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-B, Ltd. (the "Partnership") at June 30, 1995 and December 31, 1994 and its Statements of Operations for the three and six month periods ended June 30, 1995 and 1994, and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the cable television system serving areas in and around Lancaster, New York (the "New York Systems") owned directly by the Partnership and the Manitowoc, Wisconsin cable television system (the "Manitowoc System") owned by Cable TV Joint Fund 11 ("the Venture"), in which the Partnership owns an approximate 8 percent interest, and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1995 (excluding Fund 11-B's approximate 8 percent interest in the Venture) were $179,883 and $348,785, respectively, as compared to $156,952 and $311,476, respectively, for the similar 1994 periods.

         The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are primarily based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.
The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and six month periods ending June 30, 1995 (excluding Fund 11-B's approximate 8 percent interest in the Venture) were $237,245 and $504,041, respectively, as compared to $244,738 and $488,325, respectively, for the similar 1994 periods.

(3) The Manitowoc System was submitted for public bid in the second quarter of 1995. The bidding closed on July 7, 1995, with the General Partner tendering the only bid. The price bid by the General Partner was $15,735,667, which reflects the average of three separate, independent appraisals of the fair market value of the Manitowoc System. The General Partner's bid for the Manitowoc System has been accepted, and a purchase and sale agreement is being negotiated. Closing of the sale is subject to (i) the negotiation of a definitive purchase and sale agreement, (ii) approval by the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture in votes to be conducted in the autumn of 1995 and
(iii) the successful renewal and transfer of the system's franchise.

         The franchise renewal negotiations are continuing, and the General Partner expects that negotiations will be completed in 1995. The city has agreed that the term of the renewal franchise will be 12 years and that the applicable franchise fee will be 5 percent. The Venture paid the city $1,850,000, which will be returned to the Venture, with interest, in the event that the city does not renew the franchise. If the franchise is renewed, the $1,850,000 will be accounted for as franchise costs.

(4)       Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                        June 30,                December 31,
                 ASSETS                                                   1995                     1994
                 ------                                              -------------             -------------
Cash and accounts receivable                                         $   2,578,004             $   2,521,713

Investment in cable television properties                                2,612,053                 2,724,042

Other assets                                                             1,901,490                 1,853,355
                                                                     -------------             -------------
         Total assets                                                $   7,091,547             $   7,099,110
                                                                     =============             =============
         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Debt                                                                 $       15,823            $      26,385

Payables and accrued liabilities                                           335,548                   474,880

Partners' contributed capital                                           45,000,000                45,000,000

Distributions                                                         (118,914,493)             (118,914,493)

Accumulated earnings                                                    80,654,669                80,512,338
                                                                     -------------             -------------

         Total liabilities and partners' capital                     $   7,091,547             $   7,099,110
                                                                     =============             =============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended               For the Six Months Ended
                                                            June 30,                                  June 30,
                                                 --------------------------------         -------------------------------
                                                    1995                  1994                1995               1994
                                                 ----------            ----------         ------------        -----------
Revenues                                         $ 900,622             $ 823,499          $ 1,754,350         $ 1,634,657

Operating expenses                                (590,962)             (501,203)          (1,174,698)           (982,690)

Management fees and allocated overhead
  from Jones Intercable, Inc.                     (107,805)             (107,325)            (224,127)           (216,930)

Depreciation and amortization                     (139,564)             (129,566)            (279,129)           (260,056)
                                                 ---------             ---------          -----------         -----------
Operating income                                    62,291                85,405                76,396            174,981

Interest expense                                    (2,417)               (6,169)               (8,701)           (10,466)

Interest income                                     35,775                20,087                73,821             35,562

Other, net                                             208                (7,909)                  815             (7,776)
                                                 ---------             ---------          -----------         -----------
         Net income                              $  95,857             $  91,414          $    142,331        $   192,301
                                                 =========             =========          ============        ===========

         Management fees paid to Jones Intercable, Inc. by the Venture totaled $45,032 and $87,718, respectively, for the three and six months ended June 30, 1995 and $41,175 and $81,733, respectively, for the three and six months ended June 30, 1994. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $62,773 and $136,409 for the three and six month periods ended June 30, 1995, respectively, and $66,150 and $135,197 for the three and six month periods ended June 30, 1994, respectively.

         Management fees paid by the Venture and attributable to the Partnership totaled $3,503 and $3,203, respectively, for the three month periods and $6,824 and $6,358, respectively, for the six month periods. Reimbursements for overhead and administrative expense paid by the Venture and attributable to the Partnership's interest totaled $4,884 and $5,147, respectively, for the three month periods and $10,613 and $10,518, respectively, for the six month periods.

5) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         During the first six months of 1995, the Partnership expended approximately $2,562,000 on capital improvements. The continuation of the rebuild and upgrade of the New York Systems accounted for approximately 48 percent of the capital expenditures. Converters accounted for approximately 13 percent of the capital expenditures. Plant extensions and service drops to subscriber homes accounted for approximately 11 percent of the capital expenditures. The remainder of the capital expenditures were for various other enhancements in the New York Systems. Funding for these expenditures was provided primarily by cash generated from operations and borrowings under the Partnership's credit facility. Budgeted capital additions for the remainder of 1995 are approximately $1,234,000. The rebuild and upgrade of the New York Systems will account for approximately 30 percent of the expected capital expenditures. Plant extensions and service drops to subscriber homes will account for approximately 62 percent of the expected capital expenditures. The remainder of the capital expenditures will be used for various other enhancements in the New York Systems. Funding for these expenditures is expected to be provided from cash generated from operations and available borrowings from the Partnership's credit facility.

         On February 28, 1995, the Partnership entered into a $25,000,000 revolving credit and term loan agreement. The revolving credit period expires December 31, 1996, at which time the outstanding balance converts to a term loan payable in 24 consecutive quarterly installments commencing March 31, 1997. Proceeds from this credit facility were used to repay amounts outstanding under the Partnership's previous credit facility, repay amounts due the General Partner and fund capital expenditures. As of June 30, 1995, $23,000,000 was outstanding under this agreement, leaving $2,000,000 available for future needs of the Partnership. Interest payable on outstanding amounts is at the Partnership's option of the base rate plus 1/2 percent or the London InterBank Offered Rate plus 1-3/8 percent. The Partnership paid a loan facility fee of $75,000 upon closing of the credit facility renegotiations.
The effective interest rates on outstanding obligations as of June 30, 1995 and 1994 were 7.50 percent and 5.63 percent, respectively. This loan is expected to be paid in full upon closing of the sales of the New York Systems and the Manitowac System as discussed below.

         The General Partner is negotiating a purchase and sale agreement with the highest bidder for the New York Systems. The successful bidder is an unaffiliated company. After a sale agreement is finalized, the General Partner will prepare proxy materials in conjunction with a vote of the limited partners to approve the transaction. The General Partner expects that a vote of the limited partners will occur in the autumn of 1995 and the sale will not close unless it is approved by the holders of a majority of the Partnership's limited partnership interests. There is no certainty that a purchase and sale agreement will be negotiated.

         The Partnership has sufficient sources of capital available to meet its presently anticipated needs from its ability to generate cash from operations and from borrowings available under its credit facility.

         In addition to the systems owned by it directly, the Partnership owns an approximate 8 percent interest in Cable TV Joint Fund 11 (the "Venture"). The investment in this cable television joint venture is accounted for under the equity method. When compared to the December 31, 1994 balance, this investment increased by $11,073, from $550,483 at December 31, 1994 to $561,556 at June 30, 1995. This increase represents the Partnership's proportionate share of income generated by the Venture during the first six months of 1995.

         The Manitowoc System was submitted for public bid in the second quarter of 1995. The bidding closed on July 7, 1995, with the General Partner tendering the only bid. The price bid by the General Partner was $15,735,667, which reflects the average of three separate, independent appraisals of the fair market value of the Manitowoc System. The General Partner's bid for the Manitowoc System has been accepted, and a purchase and sale agreement is being negotiated. Closing of the sale is subject to (i) the negotiation of a definitive purchase and sale agreement, (ii) approval by the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture in votes to be conducted in the autumn of 1995 and
(iii) the successful renewal and transfer of the system's franchise.

         The franchise renewal negotiations are continuing, and the General Partner expects that negotiations will be completed in 1995. The city has agreed that the term of the renewal franchise will be 12 years and that the applicable franchise fee will be 5 percent. The Venture paid the city $1,850,000, which will be returned to the Venture, with interest, in the event that the city does not renew the franchise. If the franchise is renewed, the $1,850,000 will be accounted for as franchise costs.

         For the six months ended June 30, 1995, the Venture generated operating income before depreciation and amortization of $355,525 and incurred interest expense totaling $8,701, leaving $346,824 to fund capital expenditures and non-operating costs. During the first six months of 1995, the Venture expended approximately $140,000 for capital expenditures in the Manitowoc System. These capital additions were used for various enhancements to maintain the value of the system. These expenditures were funded from cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $133,000. These expenditures will be for various enhancements to maintain the value of the system. It is expected that these capital expenditures will be funded from cash on hand and cash generated from operations.

         The Venture had no bank debt outstanding at June 30, 1995.

         The Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated future needs.


                             RESULTS OF OPERATIONS

The Partnership

         Revenues of the New York Systems totaled $3,597,655 for the three month period ended June 30, 1995 as compared to $3,139,034 for the comparable 1994 period, an increase of $458,621, or approximately 15 percent. Revenues totaled $6,975,702 for the six months ended June 30, 1995 as compared to $6,229,515 for the comparable 1994 period, an increase of $746,187, or approximately 12 percent. Basic rate increases resulted in approximately 59 percent and 61 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1995. An increase in the subscriber base in the New York Systems accounted for approximately 28 percent and 33 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1995. The number of basic subscribers increased 1,659, or approximately 5 percent, to 38,264 at June 30, 1995 from 36,605 at June 30, 1994. The number of premium subscribers increased 805, or approximately 4 percent, to 21,859 at June 30, 1995 from 21,054 at June 30, 1994. No other factors individually were significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses totaled $1,829,620 for the three month period ended June 30, 1995 as compared to $1,672,049 for the comparable 1994 period, an increase of $157,571, or approximately 9 percent. Operating expenses totaled $3,887,472 for the six month period ended June 30, 1995 as compared to $3,608,571 for the comparable 1994 period, an increase of $278,901, or approximately 8 percent. Operating expenses represented approximately 51 percent and 56 percent, respectively, of revenues for the three and six month periods of 1995 compared to approximately 53 percent and 58 percent, respectively, of revenues for the comparable 1994 periods. The increases in operating expenses for the three and six month periods were due to increases in programming fees and system maintenance costs. These increases were offset, in part, by decreases in personnel related expense and marketing related costs.
No other factors individually were significant to the increase in the Partnership's operating expenses.

         Management fees and allocated overhead from the General Partner totaled $417,128 for the three month period ended June 30, 1995 as compared to $401,690 for the comparable 1994 period, an increase of $15,438, or approximately 4 percent. The increase for the three month period was due to the increase in revenues, upon which such fees and allocations are based. Management fees and allocated overhead from the General Partner totaled $852,826 for the six months ended June 30, 1995 as compared to $799,801 for the comparable 1994 period, an increase of $53,025, or approximately 7 percent. The increase for the six month period was due to the increase in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense totaled $733,123 for the three month period ended June 30, 1995 as compared to $587,558 for the comparable 1994 period, an increase of $145,565, or approximately 25 percent. Depreciation and amortization expense totaled $1,465,008 for the six months ended June 30, 1995 as compared to $1,185,650 for the comparable 1994 period, an increase of $279,358, or approximately 24 percent. The increases for the three and six month periods were due to capital additions in 1994.

        Operating income totaled $617,784 for the three month period ended June 30, 1995 as compared to $477,737 for the comparable 1994 period, an increase of $140,047, or approximately 29 percent. Operating income totaled $770,396 for the six months ended June 30, 1995 as compared to $635,493 for the comparable 1994 period, an increase of $134,903, or approximately 21 percent. The increases for the three and six month periods were due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

         Operating income before depreciation and amortization totaled $1,350,907 for the three month period ended June 30, 1995 as compared to $1,065,295 for the comparable 1994 period, an increase of $285,612, or approximately 27 percent. Operating income before depreciation and amortization totaled $2,235,404 for the six months ended June 30, 1995 as compared to $1,821,143 for comparable 1994 period, an increase of $414,261, or approximately 23 percent. The increases were due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense totaled $479,421 for the three month period ended June 30, 1995 as compared to $230,085 for the comparable 1994 period, an increase of $249,336. Interest expense totaled $887,699 for the six months ended June 30, 1995 as compared to $438,582 for the comparable 1994 period, an increase of $449,117. These increases were due to higher balances on interest bearing obligations and higher effective interest rates. Income before equity in net income of cable television joint venture totaled $200,783 for the three month period ended June 30, 1995 as compared to $225,421 for the comparable 1994 period, a decrease of $24,638, or approximately 11 percent. The Partnership recognized net loss before equity in net income of cable television joint venture of $48,109 for the six month periods ended June 30, 1995 as compared to income before equity in net income of cable television joint venture of $182,612 for the comparable 1994 period, a decrease of $230,721.
The decreases for the three and six month periods were due primarily to the increases in interest expense.

The Venture-

      In addition to the New York Systems owned by it directly, the Partnership owns an approximate 8 percent interest in the Venture. Revenues of the Venture totaled $900,622 for the three month period ended June 30, 1995 as compared to $823,499 for the comparable 1994 period, an increase of $77,123, or approximately 9 percent. Revenues of the Venture totaled $1,754,350 for the six months ended June 30, 1995 as compared to $1,634,657 for the comparable 1994 period, an increase of $119,693, or approximately 7 percent. An increase in the subscriber base primarily accounted for the increase in revenues for the three and six month periods ended June 30, 1995. The number of basic subscribers increased 1,000, or approximately 10 percent, from 10,123 at June 30, 1994 to 11,123 at June 30, 1995. The number of premium subscribers increased 1,734, or approximately 31 percent, from 5,537 at June 30, 1994 to 7,271 at June 30, 1995. No other individual factor contributed significantly to the increase in revenues.

      Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

      Operating expenses in the Manitowoc system totaled $590,962 for the three month period ended June 30, 1995 as compared to $501,203 for the comparable 1994 period, an increase of $89,759, or approximately 18 percent. Operating expenses in the Manitowoc system totaled $1,174,698 for the six months ended June 30, 1995 as compared to $982,690 for the comparable 1994 period, an increase of $192,008, or approximately 20 percent. Operating expenses represented 66 percent and 67 percent, respectively, of revenues for the three and six months periods of 1995 and 61 percent and 60 percent, respectively, for the comparable 1994 periods. The increases in operating expenses for the three and six month periods were due to increases in programming fees, which were due, in part, to the increase in the subscriber base and increases in property taxes. No other individual factor significantly affected the increases in operating expenses.

      Management fees and allocated overhead from the General Partner totaled $107,805 for the three month period ended June 30, 1995 as compared to $107,325 for the comparable 1994 period, an increase of $480, or less than 1 percent. Management fees and allocated overhead from the General Partner totaled $224,127 for the six months ended June 30, 1995 as compared to $216,930 for the comparable 1994 period, an increase of $7,197, or approximately 3 percent. The increases for the three and six month periods were due to the increase in revenues, upon which such fees and allocations are based.

      Depreciation and amortization expense totaled $139,564 for the three month period ended June 30, 1995 as compared to $129,566 for the comparable 1994 period, an increase of $9,998, or approximately 8 percent. Depreciation and amortization expense totaled $279,129 for the six months ended June 30, 1995 as compared to $260,056 for the comparable 1994 period, an increase of $19,073, or approximately 7 percent. The increases for the three and six month periods were due to capital additions in 1994.

      Operating income totaled $62,291 for the three month period ended June 30, 1995 as compared to $85,405 for the comparable 1994 period, a decrease of $23,114, or approximately 27 percent. Operating income totaled $76,396 for the six months ended June 30, 1995 as compared to $174,981 for the comparable 1994 period, a decrease of $98,585, or approximately 56 percent. The decreases for the three and six month periods were due to the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increases in revenues. Operating income before depreciation and amortization totaled $201,855 for the three month period ended June 30, 1995 as compared to $214,971 for the comparable 1994 period, a decrease of $13,116, or approximately 6 percent. Operating income before depreciation and amortization totaled $355,525 for the six months ended June 30, 1995 as compared to $435,037 for the comparable 1994 period, a decrease of $79,512, or approximately 18 percent. The decreases for both periods were due to the increases in operating expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

      Interest expense for the Venture totaled $2,417 for the three month period ended June 30, 1995 as compared to $6,169 for the comparable 1994 period, a decrease of $3,752, or approximately 61 percent. Interest expense for the Venture totaled $8,701 for the six months ended June 30, 1995 as compared to $10,466 for the comparable 1994 period, a decrease of $1,765, or approximately 17 percent. The decreases for the three and six month periods were due to lower outstanding balances on capital lease obligations. Net income of the Venture totaled $95,857 for the three month period ended June 30, 1995 as compared to $91,414 for the comparable 1994 period, an increase of $4,443, or approximately 5 percent. The increase was due to the decrease in interest expense. Net income of the Venture totaled $142,331 for the six months ended June 30, 1995 as compared to $192,301 for the comparable 1994 period, a decrease of $49,970, or approximately 26 percent. The decrease was due primarily to the decrease in operating income.

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

                                         CABLE TV FUND 11-B, LTD.
                                         BY:   JONES INTERCABLE, INC.
                                               General Partner



                                         By:   /S/ Kevin P. Coyle
                                               -----------------------------
                                               Kevin P. Coyle
                                               Group Vice President/Finance
                                               (Principal Financial Officer)


Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule