Form 10-Q
period 1995-09-30
CABLE TV FUND 11-B LTD
filed 1995-11-14
CIK 725684

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

                      Commission File Number:  0-11911


                          Cable TV Fund 11-B, Ltd.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in charter

Colorado                                                              84-0908730
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

  9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                       September 30,            December 31,
                     ASSETS                                                1995                     1994
                     ------                                            -------------            ------------
CASH                                                                   $     175,898            $    139,532

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $65,842 and $72,936 at
  September 30, 1995 and December 31, 1994,
  respectively                                                               413,460                 472,417

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                  44,586,881              41,410,669
  Less- accumulated depreciation                                         (18,527,187)            (16,361,119)
                                                                       -------------            ------------

                                                                          26,059,694              25,049,550

  Investment in cable television joint venture                               574,458                 550,483
                                                                       -------------            ------------

                 Total investment in cable television
                   properties                                             26,634,152              25,600,033

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              447,149                 302,713
                                                                       -------------            ------------

                 Total assets                                          $  27,670,659            $ 26,514,695
                                                                       =============            ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                       September 30,            December 31,
    LIABILITIES AND PARTNERS' CAPITAL                                      1995                     1994
    ---------------------------------                                  -------------            ------------
LIABILITIES:
  Debt                                                                 $ 23,751,285             $ 20,221,732
  Accounts payable-
    Trade                                                                   118,568                  368,624
    General Partner                                                               -                1,305,421
  Accrued liabilities                                                       918,165                1,653,704
  Subscriber prepayments                                                     50,732                   50,293
                                                                       ------------             ------------

                 Total liabilities                                       24,838,750               23,599,774
                                                                       ------------             ------------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                                       1,000                    1,000
    Accumulated earnings                                                     52,980                   53,810
                                                                       ------------             ------------

                                                                             53,980                   54,810
                                                                       ------------             ------------
  Limited Partners-
    Net contributed capital
      (38,026 units outstanding at September 30, 1995
      and December 31, 1994)                                             15,661,049               15,661,049
    Distributions                                                       (19,013,121)             (19,013,121)
    Accumulated earnings                                                  6,130,001                6,212,183
                                                                       ------------             ------------

                                                                          2,777,929                2,860,111
                                                                       ------------             ------------

                 Total liabilities and
                   partners' capital                                   $ 27,670,659             $ 26,514,695
                                                                       ============             ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                              For the Three Months Ended             For the Nine Months Ended
                                                     September 30,                          September 30,
                                             ---------------------------           ----------------------------
                                                1995             1994                 1995              1994
                                             ----------       ----------           -----------       -----------
REVENUES                                     $3,616,482       $3,201,789           $10,592,184       $ 9,431,304

COSTS AND EXPENSES:
  Operating expenses                          2,110,590        1,882,886             5,998,062         5,491,457
  Management fees and
    allocated overhead
    from General Partner                        423,050          381,823             1,275,876         1,181,624
  Depreciation and
    amortization                                732,393          586,413             2,197,401         1,772,063
                                             ----------       ----------           -----------       -----------

OPERATING INCOME                                350,449          350,667             1,120,845           986,160
                                             ----------       ----------           -----------       -----------

OTHER INCOME (EXPENSE):
  Interest expense                             (463,205)        (306,085)           (1,350,904)         (744,667)
  Other, net                                     53,878              720               123,072           (13,579)
                                             ----------       ----------           -----------       -----------

         Total other income
           (expense), net                      (409,327)        (305,365)           (1,227,832)         (758,246)
                                             ----------       ----------           -----------       -----------

INCOME (LOSS) BEFORE EQUITY
  IN NET INCOME OF CABLE
  TELEVISION JOINT VENTURE                      (58,878)          45,302              (106,987)          227,914

EQUITY IN NET INCOME OF
  CABLE TELEVISION JOINT
  VENTURE                                        12,902            6,823                23,975            21,784
                                             ----------       ----------           -----------       -----------

NET INCOME (LOSS)                            $  (45,976)      $   52,125           $   (83,012)      $   249,698
                                             ==========       ==========           ===========       ===========

ALLOCATION OF NET
  INCOME (LOSS):
    General Partner                          $     (460)      $      521           $      (830)      $     2,497
                                             ==========       ==========           ===========       ===========

    Limited Partners                         $  (45,516)      $   51,604           $   (82,182)      $   247,201
                                             ==========       ==========           ===========       ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                           $    (1.20)      $     1.36           $     (2.16)      $      6.50
                                             ==========       ==========           ===========       ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              38,026           38,026                38,026            38,026
                                             ==========       ==========           ===========       ===========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                                1995                1994
                                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $    (83,012)       $    249,698
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                            2,197,401           1,772,063
      Equity in net income of cable television joint venture                     (23,975)            (21,784)
      Decrease in amount due General Partner                                  (1,305,421)            (42,288)
      Decrease in trade receivables                                               58,957              44,453
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                                        (175,769)           (656,064)
      Decrease in accounts payable, accrued
        liabilities and subscriber prepayments                                  (985,156)           (108,562)
                                                                            ------------        ------------

         Net cash provided by (used in) operating activities                    (316,975)          2,549,644
                                                                            ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (3,176,212)         (5,724,230)
                                                                            ------------        ------------

         Net cash used in investing activities                                (3,176,212)         (5,724,230)
                                                                            ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     3,900,000           2,750,000
  Repayment of debt                                                             (370,447)           (649,795)
                                                                            ------------        ------------

         Net cash provided by financing activities                             3,529,553           2,100,205
                                                                            ------------        ------------

Increase (decrease) in cash                                                       36,366          (1,074,381)

Cash, beginning of period                                                        139,532           1,171,764
                                                                            ------------        ------------

Cash, end of period                                                         $    175,898        $     97,383
                                                                            ============        ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                             $  1,423,995        $    521,761
                                                                            ============        ============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-B, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994, and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the cable television system serving areas in and around Lancaster, New York (the "New York Systems") owned directly by the Partnership and the Manitowoc, Wisconsin cable television system (the "Manitowoc System") owned by Cable TV Joint Fund 11 ("the Venture"), in which the Partnership owns an approximate 8 percent interest. The General Partner receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1995 (excluding Fund 11-B's approximate 8 percent interest in the Venture) were $180,824 and $529,609, respectively, compared to $160,089 and $471,565, respectively, for the similar 1994 periods.

         The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are primarily based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.
The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ending September 30, 1995 (excluding Fund 11-B's approximate 8 percent interest in the Venture) were $242,226 and $746,267, respectively, compared to $221,734 and $710,059, respectively, for the similar 1994 periods.

(3) On October 6, 1995, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the New York Systems to an unaffiliated cable television system operator for a sales price of $84,000,000. The closing of the sale of the New York Systems is subject to a number of conditions, including approval of the transaction by the holders of a majority of the Partnership's limited partnership interests in a vote to be conducted in early 1996 and the successful transfer of the New York Systems' franchises. Closing of this sale is expected to occur during the first half of 1996.

         If the sale of the New York Systems is closed, the Partnership will pay all of its indebtedness, which totaled approximately $23,751,000 at September 30, 1995, and then the Partnership will distribute the net sale proceeds to its partners and it is estimated that the limited partners of the Partnership will receive $2,291 for each $1,000 invested in the Partnership.
As a result of the New York Systems' sale, the limited partners of the Partnership, as a group, will receive approximately $43,573,318 and the General Partner will receive approximately $14,524,439. Once the distribution of the net proceeds from the sale of the New York System has been made, limited partners of the Partnership will have received a total of $3,291 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in July 1990 and July 1992. The Partnership will continue to own its approximate 8 percent interest in the Venture, until the Manitowoc System also is sold, as discussed below. Upon the closing of the sale of the Partnership's New York Systems and the Venture's Manitowoc System, the Partnership will be liquidated and dissolved.

         As permitted by Section 2.2(n)(i) of the Partnership's limited partnership agreement, the Partnership will pay The Jones Group, Ltd., a subsidiary of the General Partner, a $2,100,000 fee upon the completion of the sale of the New York Systems as compensation to The Jones Group, Ltd. for acting as the Partnership's broker and financial advisor in connection with the sale of the New York Systems. This fee represents 2.5 percent of the $84,000,000 sales price.

(4) On September 5, 1995, the Venture entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667. This sales price is the average of three separate independent appraisals of the fair market value of the Manitowoc System and it was the only bid tendered in a public bidding process for the Manitowoc System. The General Partner has assigned its rights and obligations under the asset purchase agreement to Jones Cable Holdings, Inc., a Colorado corporation that is a wholly-owned subsidiary of the General Partner. After its acquisition of the Manitowoc System, Jones Cable Holdings, Inc. intends to convey the Manitowoc System, together with other cable television systems that it owns and/or will acquire, to Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television system operator, in return for which Time Warner will convey to Jones Cable Holdings, Inc. the cable television systems serving communities in and around Savannah, Georgia. The closing of the Manitowoc System sale, however, is not contingent upon the closing of the Time Warner exchange.

         The closing of the sale of the Manitowoc System is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture in votes to be conducted in early 1996 and the successful renewal and transfer of the Manitowoc System's franchise. There can be no assurance tht these closing conditions will be satisfied. Closing of this sale is expected to occur during the first half of 1996. The Venture intends to distribute approximately $905,300 of the sale proceeds to the Partnership, which the Partnership will in turn distribute to its limited partners, giving the Partnership's limited partners an approximate return of $48 per $1,000 invested in the Partnership. The Partnership will continue to own and operate the New York Systems until they are sold.

         Negotiations relating to the renewal and transfer of the City of Manitowoc franchise are continuing. The term of the current franchise will expire, unless extended, on November 20, 1995. The General Partner cannot predict whether or when the renewal of the franchise will be concluded, but the General Partner is hopeful that renewal will be accomplished by the end of 1995. If the current franchise terminates and is not extended as renewed, the General Partner, on the Venture's behalf, will avail itself of all remedies and recourse granted to cable operators under federal and applicable state and local laws in order to preserve the Venture's right to provide cable services in the City of Manitowoc.

(5)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                              September 30,        December 31,
                                                                                   1995                1994
                                                                             --------------       --------------
                   ASSETS
                   ------

Cash and accounts receivable                                                 $    3,708,668       $    2,521,713

Investment in cable television properties                                         2,553,654            2,724,042

Other assets                                                                      1,911,260            1,853,355
                                                                             --------------       --------------

                 Total assets                                                $    8,173,582       $    7,099,110
                                                                             ==============       ==============

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

Debt                                                                         $       12,451       $       26,385

Payables and accrued liabilities                                                  1,255,122              474,880

Partners' contributed capital                                                    45,000,000           45,000,000

Distributions                                                                  (118,914,493)        (118,914,493)

Accumulated earnings                                                             80,820,502           80,512,338
                                                                             --------------       --------------

                 Total liabilities and partners' capital                     $    8,173,582       $    7,099,110
                                                                             ==============       ==============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended         For the Nine Months Ended
                                                           September 30,                      September 30,
                                                  -----------------------------       ----------------------------
                                                    1995                 1994           1995                1994
                                                  ---------           ---------       ----------         ----------
Revenues                                          $ 929,672           $ 816,871       $2,684,022         $2,451,528

Operating expenses                                 (560,668)           (513,846)      (1,735,366)        (1,496,536)
Management fees and
  allocated overhead from
  Jones Intercable, Inc.                           (115,317)           (103,112)        (339,444)          (320,042)
Depreciation and amortization                      (139,565)           (129,611)        (418,694)          (389,667)
                                                  ---------           ---------       ----------         ----------

Operating Income                                    114,122              70,302          190,518            245,283

Interest expense                                       (511)             (1,186)          (9,212)           (11,652)
Interest income                                      52,013              18,408          125,834             53,970
Other, net                                              209                 172            1,024             (7,604)
                                                  ---------           ---------       ----------         ----------

                 Net income                       $ 165,833           $  87,696       $  308,164         $  279,997
                                                  =========           =========       ==========         ==========


         Management fees paid to Jones Intercable, Inc. by the Venture totaled $46,483 and $134,201, respectively, for the three and nine month periods ended September 30, 1995 and $40,843 and $122,576, respectively, for the three and nine month periods ended September 30, 1994. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $68,834 and $205,243, respectively, for the three and nine month periods ended September 30, 1995, and $62,269 and $197,466, respectively, for the three and nine month periods ended September 30, 1994.

         Management fees paid by the Venture and attributable to the Partnership's interest totaled $3,616 and $10,441, respectively, for the three and nine month periods ended September 30, 1995 and $3,178 and $9,537, respectively, for the three and nine month periods ended September 30, 1994. Reimbursements for overhead and administrative expenses paid by the Venture and attributable to the Partnership's interest totaled $5,355 and $15,968, respectively, for the three and nine month periods ended September 30, 1995 and $4,845 and $15,363, respectively, for the three and nine month periods ended September 30, 1994.

(6) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

                            CABLE TV FUND 11-B, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         During the first nine months of 1995, the Partnership expended approximately $3,176,000 on capital improvements. The continuation of the rebuild and upgrade of the New York Systems accounted for approximately 46 percent of capital expenditures. Plant extensions and service drops to subscriber homes accounted for approximately 19 percent of the capital expenditures. Converters accounted for approximately 12 percent of capital expenditures. The remainder of capital expenditures were for various other enhancements in the New York Systems. Funding for these expenditures was provided primarily by borrowings under the Partnership's credit facility. The Partnership expects to expend approximately $620,000 during the fourth quarter of 1995. The rebuild and upgrade of the New York Systems will account for approximately 35 percent of expected capital expenditures. Plant extensions and service drops to subscriber homes will account for approximately 12 percent of expected capital expenditures. Converters will account for approximately 10 percent of expected capital expenditures. The remainder of capital expenditures will be used for various other enhancements in the New York Systems. Funding for these expenditures is expected to be provided from cash generated from operations and available borrowings from the Partnership's credit facility.

         On February 28, 1995, the Partnership entered into a $25,000,000 revolving credit and term loan agreement. The revolving credit period expires January 1, 1997, at which time the outstanding balance converts to a term loan payable in 24 consecutive quarterly installments commencing March 31, 1997. Proceeds from this credit facility were used to repay amounts outstanding under the Partnership's previous credit facility, repay amounts due the General Partner and fund capital expenditures. As of September 30, 1995, $23,600,000 was outstanding under this agreement, leaving $1,400,000 available for future needs of the Partnership. Interest payable on outstanding amounts is at the Partnership's option of the base rate plus 1/4 percent or the London InterBank Offered Rate plus 1-1/8 percent. The effective interest rates on outstanding obligations as of September 30, 1995 and 1994 were 7.30 percent and 6.04 percent, respectively. This loan is expected to be paid in full upon closing of the sales of the New York Systems as discussed below.

         On October 6, 1995, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the New York Systems to an unaffiliated cable television system operator for a sales price of $84,000,000. The closing of the sale of the New York Systems is subject to a number of conditions, including approval of the transaction by the holders of a majority of the Partnership's limited partnership interests in a vote to be conducted in early 1996 and the successful transfer of the New York Systems' franchises. Closing of this sale is expected to occur during the first half of 1996.

         If the sale of the New York Systems is closed, the Partnership will pay all of its indebtedness, which totaled approximately $23,751,000 at September 30, 1995, and then the Partnership will distribute the net sale proceeds to its partners and it is estimated that the limited partners of the Partnership will receive $2,291 for each $1,000 invested in the Partnership.
As a result of the New York Systems' sale, the limited partners of the Partnership, as a group, will receive approximately $43,573,318 and the General Partner will receive approximately $14,524,439. Once the distribution of the net proceeds from the sale of the New York System has been made, limited partners of the Partnership will have received a total of $3,291 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in July 1990 and July 1992. The Partnership will continue to own its approximate 8 percent interest in the Venture, until the Manitowoc System also is sold, as discussed below. Upon the closing of the sale of the Partnership's New York Systems and the Venture's Manitowoc System, the Partnership will be liquidated and dissolved.

         As permitted by Section 2.2(n)(i) of the Partnership's limited partnership agreement, the Partnership will pay The Jones Group, Ltd., a subsidiary of the General Partner, a $2,100,000 fee upon the completion of the sale of the New York Systems as compensation to The Jones Group, Ltd. for acting as the Partnership's broker and financial advisor in connection with the sale of the New York Systems. This fee represents 2.5 percent of the $84,000,000 sales price.

         The Partnership has sufficient sources of capital available to meet its presently anticipated needs from its ability to generate cash from operations and from borrowings available under its credit facility.

         In addition to the systems owned by it directly, the Partnership owns an approximate 8 percent interest in Cable TV Joint Fund 11 (the "Venture"). The investment in this cable television joint venture is accounted for under the equity method. When compared to the December 31, 1994 balance, this investment increased by $23,975, from $550,483 at December 31, 1994 to $574,458 at September 30, 1995. This increase represents the Partnership's proportionate share of income generated by the Venture during the first nine months of 1995.

         On September 5, 1995, the Venture entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667. This sales price is the average of three separate independent appraisals of the fair market value of the Manitowoc System and it was the only bid tendered in a public bidding process for the Manitowoc System. The General Partner has assigned its rights and obligations under the asset purchase agreement to Jones Cable Holdings, Inc., a Colorado corporation that is a wholly-owned subsidiary of the General Partner. After its acquisition of the Manitowoc System, Jones Cable Holdings, Inc. intends to convey the Manitowoc System, together with other cable television systems that it owns and/or will acquire, to Time Warner Entertainment Company, L.P. ("Time Warner"), an unaffiliated cable television system operator, in return for which Time Warner will convey to Jones Cable Holdings, Inc. the cable television systems serving communities in and around Savannah, Georgia. The closing of the Manitowoc System sale, however, is not contingent upon the closing of the Time Warner exchange.

         The closing of the sale of the Manitowoc System is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture in votes to be conducted in early 1996 and the successful renewal and transfer of the Manitowoc System's franchise. There can be no assurance that these closing conditions will be satisfied. Closing of this sale is expected to occur during the first half of 1996. The Venture intends to distribute approximately $905,300 of the sale proceeds to the Partnership, which the Partnership will in turn distribute to its limited partners, giving the Partnership's limited partners an approximate return of $48 per $1,000 invested in the Partnership. The Partnership will continue to own and operate the New York Systems until they are sold.

         Negotiations relating to the renewal and transfer of the City of Manitowoc franchise are continuing. The term of the current franchise will expire, unless extended, on November 20, 1995. The General Partner cannot predict whether or when the renewal of the franchise will be concluded, but the General Partner is hopeful that renewal will be accomplished by the end of 1995. If the current franchise terminates and is not extended as renewed, the General Partner, on the Venture's behalf, will avail itself of all remedies and recourse granted to cable operators under federal and applicable state and local laws in order to preserve the Venture's right to provide cable services in the City of Manitowoc.

         For the nine months ended September 30, 1995, the Venture generated net cash from operating activities totaling approximately $1,441,600, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1995, the Venture expended approximately $221,000 for capital expenditures in the Manitowoc System. These capital improvements were used for various enhancements to maintain the value of the system. These expenditures were funded from cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $52,000.
These expenditures will be for various enhancements to maintain the value of the system. It is expected that these capital expenditures will be funded from cash on hand and cash generated from operations.

         The Venture had no bank debt outstanding at September 30, 1995.

         The Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated future needs.

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Partnership has been able to adjust rates recently under such provisions.

Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Partnership's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership.

                             RESULTS OF OPERATIONS

The Partnership

         Revenues of the New York Systems totaled $3,616,482 for the three month period ended September 30, 1995 compared to $3,201,789 for the comparable 1994 period, an increase of $414,693, or approximately 13 percent. Revenues totaled $10,592,184 for the nine months ended September 30, 1995 compared to $9,431,304 for the comparable 1994 period, an increase of $1,160,880, or approximately 12 percent. Basic rate increases resulted in approximately 67 percent and 63 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1995. An increase in the subscriber base in the New York Systems accounted for approximately 29 percent and 31 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1995. The number of basic subscribers increased by 1,921 subscribers, or approximately 5 percent, to 39,311 at September 30, 1995 from 37,390 at September 30, 1994. No other factors individually were significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses totaled $2,110,590 for the three month period ended September 30, 1995 compared to $1,882,886 for the comparable 1994 period, an increase of $227,704, or approximately 12 percent. Operating expenses totaled $5,998,062 for the nine month period ended September 30, 1995 compared to $5,491,457 for the comparable 1994 period, an increase of $506,605, or approximately 9 percent. Operating expenses represented approximately 58 percent and 57 percent, respectively, of revenues for the three and nine month periods of 1995 compared to approximately 59 percent and 58 percent, respectively, of revenues for the comparable 1994 periods. The increases in operating expenses for the three and nine month periods were due primarily to increases in programming fees and system maintenance costs. No other factors individually were significant to the increase in the Partnership's operating expenses.

         Management fees and allocated overhead from the General Partner totaled $423,050 for the three month period ended September 30, 1995 compared to $381,823 for the comparable 1994 period, an increase of $41,227, or approximately 11 percent. The increase for the three month period was due to the increase in revenues, upon which such fees and allocations are based. Management fees and allocated overhead from the General Partner totaled $1,275,876 for the nine months ended September 30, 1995 compared to $1,181,624 for the comparable 1994 period, an increase of $94,252, or approximately 8 percent. The increase for the nine month period was due to the increase in revenues, upon which such management fees are based, as well as an increase in expenses allocated from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the Partnership.

         Depreciation and amortization expense totaled $732,393 for the three month period ended September 30, 1995 compared to $586,413 for the comparable 1994 period, an increase of $145,980, or approximately 25 percent.
Depreciation and amortization expense totaled $2,197,401 for the nine months ended September 30, 1995 compared to $1,772,063 for the comparable 1994 period, an increase of $425,338, or approximately 24 percent. The increases for the three and nine month periods were due to capital additions in 1994.

         Operating income totaled $350,449 for the three month period ended September 30, 1995 compared to $350,667 for the comparable 1994 period, a decrease of $218, or less than one percent. Operating income totaled $1,120,845 for the nine months ended September 30, 1995 compared to $986,160 for the comparable 1994 period, an increase of $134,685, or approximately 14 percent. The increase for the nine month period was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $1,082,842 for the three month period ended September 30, 1995 compared to $937,080 for the comparable 1994 period, an increase of $145,762, or approximately 16 percent. Operating income before depreciation and amortization totaled $3,318,246 for the nine months ended September 30, 1995 compared to $2,758,223 for comparable 1994 period, an increase of $560,023, or approximately 20 percent. The increases were due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense totaled $463,205 for the three month period ended September 30, 1995 compared to $306,085 for the comparable 1994 period, an increase of $157,120, or approximately 51 percent. Interest expense totaled $1,350,904 for the nine months ended September 30, 1995 compared to $744,667 for the comparable 1994 period, an increase of $606,237, or approximately 81 percent. These increases were due to higher balances on interest bearing obligations and higher effective interest rates.

         The Partnership recognized net loss before equity in net income of cable television joint venture of $58,878 for the three month period ended September 30, 1995 compared to income before equity in net income of cable television joint venture of $45,302 for the comparable 1994 period. The Partnership recognized net loss before equity in net income of cable television joint venture of $106,987 for the nine month periods ended September 30, 1995 compared to income before equity in net income of cable television joint venture of $227,914 for the comparable 1994 period, a decrease of $334,901.
The changes for the three and nine month periods were due primarily to the increases in interest expense.

The Venture-

         In addition to the New York Systems owned by it directly, the Partnership owns an approximate 8 percent interest in the Venture. Revenues of the Venture totaled $929,672 for the three month period ended September 30, 1995 compared to $816,871 for the comparable 1994 period, an increase of $112,801, or approximately 14 percent. Revenues of the Venture totaled $2,684,022 for the nine months ended September 30, 1995 compared to $2,451,528 for the comparable 1994 period, an increase of $232,494, or approximately 9 percent. An increase in the subscriber base accounted for approximately 47 percent and 79 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1995. The number of basic subscribers increased by 802 subscribers, or approximately 8 percent, from 10,300 at September 30, 1994 to 11,102 at September 30, 1995. Premium service subscriptions increased 1,122, or approximately 18 percent, from 6,218 at September 30, 1994 to 7,340 at September 30, 1995. Rate adjustments during the second quarter of 1995 resulted in approximately 22 percent and 21 percent, respectively, of the increase in revenues for the three and nine month periods. No other individual factor contributed significantly to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses in the Manitowoc System totaled $560,668 for the three month period ended September 30, 1995 compared to $513,846 for the comparable 1994 period, an increase of $46,822, or approximately 9 percent. Operating expenses in the Manitowoc System totaled $1,735,366 for the nine months ended September 30, 1995 compared to $1,496,536 for the comparable 1994 period, an increase of $238,830, or approximately 16 percent. Operating expenses represented 60 percent and 65 percent, respectively, of revenues for the three and nine months periods of 1995 and 63 percent and 61 percent, respectively, for the comparable 1994 periods. The increases in operating expenses for the three and nine month periods were due to increases in programming fees and marketing related costs, which were due, in part, to the increase in the subscriber base, and increases in property taxes. No other individual factor significantly affected the increases in operating expenses.

         Management fees and allocated overhead from the General Partner totaled $115,317 for the three month period ended September 30, 1995 compared to $103,112 for the comparable 1994 period, an increase of $12,205, or approximately 12 percent. Management fees and allocated overhead from the General Partner totaled $339,444 for the nine months ended September 30, 1995 compared to $320,042 for the comparable 1994 period, an increase of $19,402, or approximately 6 percent. The increases for the three and nine month periods were due to the increase in revenues, upon which such management fees are based, as well as an increase in expenses allocated from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the Venture.

      Depreciation and amortization expense totaled $139,565 for the three month period ended September 30, 1995 compared to $129,611 for the comparable 1994 period, an increase of $9,954, or approximately 8 percent. Depreciation and amortization expense totaled $418,694 for the nine months ended September 30, 1995 compared to $389,667 for the comparable 1994 period, an increase of $29,027, or approximately 7 percent. The increases for the three and nine month periods were due to capital additions in 1994.

      Operating income totaled $114,122 for the three month period ended September 30, 1995 compared to $70,302 for the comparable 1994 period, an increase of $43,820, or approximately 62 percent. The increase for the three month period was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner, and depreciation and amortization expense. Operating income totaled $190,518 for the nine months ended September 30, 1995 compared to $245,283 for the comparable 1994 period, a decrease of $54,765, or approximately 22 percent. The decrease for the nine month period was due to the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues.

      The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $253,687 for the three month period ended September 30, 1995 compared to $199,913 for the comparable 1994 period, an increase of $53,774, or approximately 27 percent. The increase for the three month period was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization totaled $609,212 for the nine months ended September 30, 1995 compared to $634,950 for the comparable 1994 period, a decrease of $25,738, or approximately 4 percent. The decrease for the nine month period was due to the increases in operating expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

      Interest expense for the Venture totaled $511 for the three month period ended September 30, 1995 compared to $1,186 for the comparable 1994 period, a decrease of $675, or approximately 57 percent. Interest expense for the Venture totaled $9,212 for the nine months ended September 30, 1995 compared to $11,652 for the comparable 1994 period, a decrease of $2,440, or approximately 21 percent. The decreases for the three and nine month periods were due to lower outstanding balances on capital lease obligations.

      Net income of the Venture totaled $165,833 for the three month period ended September 30, 1995 compared to $87,696 for the comparable 1994 period, an increase of $78,137, or approximately 89 percent. Net income of the Venture totaled $308,164 for the nine months ended September 30, 1995 compared to $279,997 for the comparable 1994 period, an increase of $28,167, or approximately 10 percent. The increase for the three and nine month periods was primarily due to the factors discussed above.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27) Financial Data Schedule

         b)  Reports on Form 8-K

             1. Report on Form 8-K dated September 5, 1995 reported that on September 5, 1995, Cable TV Joint Fund 11, a joint venture among Cable TV Fund 11-A, Ltd., Cable TV Fund 11-B, Ltd., Cable TV Fund 11-C, Ltd. and Cable TV Fund 11-D, Ltd., Colorado limited partnerships, entered into an asset purchase agreement pursuant to which it agreed to sell the cable television system serving the City of Manitowoc, Wisconsin to Jones Intercable, Inc. for a sales price of $15,735,667.

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

                                        CABLE TV FUND 11-B, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner


                                        By:  /S/ Kevin P. Coyle
                                             -----------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)


Dated:  November 14, 1995

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
------                        -------------------                           ----
27             Financial Data Schedule
