Form 10-Q
period 1996-03-31
CABLE TV FUND 11-B LTD
filed 1996-05-15
CIK 725684

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to
                               ----------   ----------

                        Commission File Number: 0-11911

                           Cable TV Fund 11-B, LTD.
               ------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                           84-0908730
- ---------------------                                   ---------------------
State of organization                                   I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado 80155-3309
    -----------------------------------------------------------------------
                     Address of principal executive office

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

Yes   X                                                              No
     ----                                                               ----

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                    March 31,      December 31,
                     ASSETS                           1996             1995
                     ------                      ---------------  --------------

CASH                                               $    413,000    $    325,270

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $57,023 and $65,516 at
  March 31, 1996 and December 31, 1995,
  respectively                                          370,419         554,478

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost             46,048,074      45,527,837
  Less - accumulated depreciation                   (20,032,218)    (19,238,591)
                                                    -----------     -----------

                                                     26,015,856      26,289,246

  Investment in cable television joint venture          589,118         585,797
                                                    -----------     -----------

          Total investment in cable television
           properties                                26,604,974      26,875,043

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES         473,678         398,874
                                                    -----------     -----------

          Total assets                             $ 27,862,071    $ 28,153,665
                                                    ===========     ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                     March 31,    December 31,
       LIABILITIES AND PARTNERS' CAPITAL               1996           1995
       ---------------------------------           -------------  -------------

LIABILITIES:
  Debt                                             $ 24,800,000   $ 23,807,849
  Accounts payable to General Partner                   450,447           -
  Trade accounts payable and accrued liabilities        353,295      1,538,262
  Subscriber prepayments                                 50,606         51,498
                                                    -----------    -----------

          Total liabilities                          25,654,348     25,397,609
                                                    -----------    -----------


PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                   1,000          1,000
    Accumulated earnings                                 46,738         52,221
                                                    -----------    -----------

                                                         47,738         53,221
                                                    -----------    -----------

  Limited Partners-
    Net contributed capital
      (38,026 units outstanding at March 31, 1996
      and December 31, 1995)                         15,661,049     15,661,049
    Distributions                                   (19,013,121)   (19,013,121)
    Accumulated earnings                              5,512,057      6,054,907
                                                    -----------    -----------

                                                      2,159,985      2,702,835
                                                    -----------    -----------

          Total liabilities and partners'
           capital                                 $ 27,862,071   $ 28,153,665
                                                    ===========    ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                    For the Three Months Ended
                                                            March 31,
                                                    --------------------------

                                                       1996            1995
                                                    ----------      ----------

REVENUES                                            $3,618,639      $3,378,047

COSTS AND EXPENSES:
  Operating expenses                                 2,428,526       2,057,852
  Management fees and allocated overhead
    from General Partner                               426,999         435,698
  Depreciation and amortization                        815,841         731,885
                                                    ----------      ----------

OPERATING INCOME (LOSS)                                (52,727)        152,612
                                                    ----------      ----------

OTHER INCOME (EXPENSE):
  Interest expense                                    (471,349)       (408,278)
  Other, net                                           (27,578)          6,774
                                                    ----------      ----------

          Total other income (expense), net           (498,927)       (401,504)
                                                    ----------      ----------

LOSS BEFORE EQUITY IN NET INCOME
  OF CABLE TELEVISION JOINT VENTURE                   (551,654)       (248,892)

EQUITY IN NET INCOME OF CABLE
  TELEVISION JOINT VENTURE                               3,321           3,616
                                                    ----------      ----------

NET LOSS                                            $ (548,333)     $ (245,276)
                                                    ==========      ==========

ALLOCATION OF NET LOSS:
  General Partner                                   $   (5,483)     $   (2,453)
                                                    ==========      ==========

  Limited Partners                                  $ (542,850)     $ (242,823)
                                                    ==========      ==========

NET LOSS PER LIMITED PARTNERSHIP UNIT               $   (14.27)     $    (6.39)
                                                    ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                         38,026          38,026
                                                    ==========      ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                     For the Three Months Ended
                                                             March 31,
                                                    ----------------------------

                                                        1996             1995
                                                    -----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (548,333)    $   (245,276)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                     815,841          731,885
      Equity in net income of cable
        television joint venture                         (3,321)          (3,616)
      Decrease in trade receivables                     184,059          134,069
      Increase in deposits, prepaid expenses
        and deferred charges                            (97,018)        (128,753)
      Increase (decrease) in amount due General
        Partner                                         450,447       (1,305,421)
      Decrease in trade accounts payable, accrued
        liabilities and subscriber prepayments       (1,185,859)      (1,028,556)
                                                    -----------     ------------

              Net cash used in operating activities    (384,184)      (1,845,668)
                                                    -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (520,237)        (858,463)
                                                    -----------     ------------

              Net cash used in investing activities    (520,237)        (858,463)
                                                    -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                            1,200,000       22,800,000
  Repayment of debt                                    (207,849)     (20,031,464)
                                                    -----------     ------------

              Net cash provided by financing
                activities                              992,151        2,768,536
                                                    -----------     ------------

Increase in cash                                         87,730           64,405

Cash, beginning of period                               325,270          139,532
                                                    -----------     ------------

Cash, end of period                                 $   413,000     $    203,937
                                                    ===========     ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                     $   615,930     $    562,543
                                                    ===========     ============


            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-B, Ltd. (the "Partnership") at March 31, 1996 and December 31, 1995 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 11 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 11-A, Ltd. ("Fund 11-A"), Cable TV Fund 11-C, Ltd. ("Fund 11-C") and Cable TV Fund 11-D, Ltd.
("Fund 11-D") are the other partnerships that were formed pursuant to the Program. The Partnership, Fund 11-A, Fund 11-C and Fund 11-D formed a general partnership known as Cable TV Joint Fund 11 (the "Venture") in which the Partnership owns an 8 percent interest. Until April 1, 1996, the Partnership directly owned the cable television system serving areas in and around Lancaster, New York (the "New York System"). The Venture owns the cable television system serving subscribers in Manitowoc, Wisconsin (the "Manitowoc System"). The General Partner receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of the cable television systems or franchises. Management fees for the three month periods ended March 31, 1996 and 1995 (excluding Fund 11-B's 8 percent interest in the Venture) were $180,932 and $168,902, respectively.

     The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are primarily based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to the General Partner by the Partnership for allocated overhead and administrative expenses for the three month periods ending March 31, 1996 and 1995 (excluding Fund 11-B's 8 percent interest in the Venture) were $246,067 and $266,796, respectively.

(3) On April 1, 1996, the Partnership completed the sale of the New York System to an unaffiliated cable television system operator for a sales price of $84,000,000, subject to normal working capital closing adjustments. This transaction was approved by a majority of the Partnership's limited partnership interests in a vote conducted during the first quarter of 1996.

     Upon consummation of the sale of the New York System, the Partnership paid all of its indebtedness, which totaled $24,924,958 at March 31, 1996, a sales tax liability, a brokerage fee of $2,100,000 to The Jones Group, Ltd., a subsidiary of the General Partner, and the Partnership also distributed the approximate $56,025,000 net proceeds to its partners of record as of February 29, 1996. Because limited partners had already received distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners, the net proceeds from the New York System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received approximately $42,018,700 and the General Partner received approximately $14,006,300 in April 1996. Limited partners received $1,105 for each $500 limited partnership interest, or $2,210 for each $1,000 invested in the Partnership, from the net proceeds of the New York System's sale. The limited partners have received a total of $1,605 for each $500 limited partnership interest, or $3,210 for each $1,000 invested in the Partnership, taking into account distributions to limited partners made in July 1990 and July 1992. The Partnership will continue to own its 8 percent interest in the Venture until the Manitowoc System also is sold. Upon the closing of the sale of the Venture's Manitowoc System, the Partnership will be liquidated and dissolved.

     On September 5, 1995, the Venture entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667, subject to normal working capital closing adjustments. The closing of the sale of the Manitowoc System is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture in votes to be conducted in 1996 and the successful transfer of the Manitowoc System's franchise. It was previously announced that Jones Cable Holdings, Inc. ("JCH"), a subsidiary of the General Partner, intended to acquire the Manitowoc System from the Venture and then transfer the Manitowoc System to Time Warner Entertainment Company, L.P. ("Time Warner") as part of a larger exchange of cable television systems between JCH and Time Warner. On April 3, 1996, JCH and Time Warner agreed to exclude the Manitowoc System from the exchange. JCH is still obligated to purchase the Manitowoc System from the Venture, subject to a number of closing conditions that have not yet been satisfied, including the approval of the transaction by the holders of a majority of the limited partnership interests of each of the four constituent partnerships of the Venture and the approval of the City of Manitowoc to the transfer of the Manitowoc System's franchise. The General Partner intends to conduct the votes of the limited partners of the four constituent partnerships of the Venture only after the City of Manitowoc consents to the transfer of the franchise. Although the General Partner is engaged in ongoing negotiations with the City of Manitowoc with respect to the renewal and transfer of the Manitowoc franchise, there can be no assurance that the City of Manitowoc will consent to the transfer of the franchise to JCH. If all conditions precedent to JCH's obligation to close are not eventually satisfied or waived, JCH's obligation to purchase the Manitowoc System will terminate on September 30, 1996.

(4)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                 March 31,          December 31,
                                                   1996                1995
                                               -------------       -------------
               ASSETS
               ------

Cash and trade receivables                     $   3,041,555       $   3,117,775

Investment in cable television properties          2,488,623           2,516,657

Other assets                                       1,895,485           1,869,614
                                               -------------       -------------

          Total assets                         $   7,425,663       $   7,504,046
                                               =============       =============
      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

Debt                                           $       7,691       $       9,917

Payables and accrued liabilities                     323,084             442,372

Partners' contributed capital                     45,000,000          45,000,000

Distributions                                   (118,914,493)       (118,914,493)

Accumulated earnings                              81,009,381          80,966,250
                                               -------------       -------------

          Total liabilities and
           partners' capital                   $   7,425,663       $   7,504,046
                                               =============       =============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                               For the Three Months Ended
                                                        March 31,
                                               --------------------------

                                                  1996             1995
                                               ---------         --------

Revenues                                       $ 922,895         $853,728

Operating expenses                               539,417          583,736

Management fees and allocated overhead from
  Jones Intercable, Inc.                         108,902          116,322

Depreciation and amortization                    108,035          139,565
                                               ---------         --------

Operating income                                 166,541           14,105
                                               ---------         --------

Interest expense                                  (4,849)          (6,284)

Interest income                                   55,674           38,046

Other, net                                      (174,235)             607
                                               ---------         --------

             Net income                        $  43,131         $ 46,474
                                               =========         ========


     Management fees paid to Intercable by the Venture totaled $46,145 for the three month period ended March 31, 1996 and $42,686 for the comparable 1995 period. Reimbursements for overhead and administrative expenses paid to Intercable by the Venture totaled $62,757 for the three month period ended March 31, 1996 and $73,636 for the comparable 1995 period.

     Management fees paid by the Venture and attributable to the Partnership's interest totaled $3,590 for the three month period ended March 31, 1996 and $3,321 for the comparable 1995 period. Reimbursements for overhead and administrative expenses paid by the Venture and attributable to the Partnership's interest totaled $4,882 for the three month period ended March 31, 1996 and $5,729 for the comparable 1995 period.

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
- -------------------

     On April 1, 1996, Cable TV Fund 11-B, Ltd. (the "Partnership") completed the sale of its directly owned cable television system (the "New York System") to an unaffiliated cable television system operator for a sales price of $84,000,000, subject to normal working capital closing adjustments. This transaction was approved by a majority of the Partnership's limited partnership interests in a vote conducted during the first quarter of 1996.

     Upon consummation of the sale of the New York System, the Partnership paid all of its indebtedness, which totaled $24,924,958 at March 31, 1996, a sales tax liability, a brokerage fee of $2,100,000 to The Jones Group, Ltd., a subsidiary of the General Partner, and the Partnership also distributed the approximate $56,025,000 net proceeds to its partners of record as of February 29, 1996. Because limited partners had already received distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners, the net proceeds from the New York System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received approximately $42,018,700 and the General Partner received approximately $14,006,300 in April 1996. Limited partners received $1,105 for each $500 limited partnership interest, or $2,210 for each $1,000 invested in the Partnership, from the net proceeds of the New York System's sale. The limited partners have received a total of $1,605 for each $500 limited partnership interest, or $3,210 for each $1,000 invested in the Partnership, taking into account distributions to limited partners made in July 1990 and July 1992. The Partnership will continue to own its 8 percent interest in Cable TV Joint Fund 11 (the "Venture") until its cable television system (the "Manitowoc System") also is sold. Upon the closing of the sale of the Venture's Manitowoc System, the Partnership will be liquidated and dissolved.

     During the first three months of 1996, the Partnership expended approximately $490,000 for capital additions in the New York System. The capital additions were for various enhancements to maintain the value of the system until it was sold and were funded by cash generated from operations and the Partnership's credit facility.

     The Partnership owns an 8 percent interest in the Venture. The investment in this cable television joint venture is accounted for under the equity method. When compared to the December 31, 1995 balance, this investment increased by $3,321, to $589,118 at March 31, 1996 from $585,797 at December 31, 1995. This increase represents the Partnership's proportionate share of income generated by the Venture during the first quarter of 1996.

     On September 5, 1995, the Venture entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667, subject to normal working capital closing adjustments. The closing of the sale of the Manitowoc System is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture in votes to be conducted in 1996 and the successful transfer of the Manitowoc System's franchise. It was previously announced that Jones Cable Holdings, Inc. ("JCH"), a subsidiary of the General Partner, intended to acquire the Manitowoc System from the Venture and then transfer the Manitowoc System to Time Warner Entertainment Company, L.P. ("Time Warner") as part of a larger exchange of cable television systems between JCH and Time Warner. On April 3, 1996, JCH and Time Warner agreed to exclude the Manitowoc System from the exchange. JCH is still obligated to purchase the Manitowoc System from the Venture, subject to a number of closing conditions that have not yet been satisfied, including the approval of the transaction by the holders of a majority of the limited partnership interests of each of the four constituent partnerships of the Venture and the approval of the City of Manitowoc to the transfer of the Manitowoc System's franchise. The General Partner intends to conduct the votes of the limited partners of the four constituent partnerships of the Venture only after the City of Manitowoc consents to the transfer of the franchise. Although the General Partner is engaged in ongoing negotiations with the City of Manitowoc with respect to the renewal and transfer of the Manitowoc franchise, there can be no assurance that the City of Manitowoc will consent to the transfer of the franchise to JCH. If all conditions precedent to JCH's obligation to close are not eventually satisfied or waived, JCH's obligation to purchase the Manitowoc System will terminate on September 30, 1996.

     For the three months ended March 31, 1996, the Venture generated operating income before depreciation and amortization of $274,576 and incurred interest expense totaling $4,849, leaving $269,727 to fund capital expenditures and non-operating costs. During the first three months of 1996, the Venture expended approximately $80,000 for capital expenditures in the Manitowoc System. These capital additions were used for various enhancements to maintain the value of the system until it is sold. These expenditures were funded from cash generated from operations.

     The Venture had no bank debt outstanding at March 31, 1996.

     The Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.

REGULATION AND LEGISLATION
- --------------------------

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

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

RESULTS OF OPERATIONS
- ---------------------

     As a result of the sale of the New York System, the results of operations for the Partnership are reflected through its 8 percent interest in the Venture.

     Revenues of the Venture totaled $922,895 for the three month period ended March 31, 1996 compared to $853,728 in 1995, an increase of $69,167, or approximately 8 percent. An increase in the basic service subscriber base accounted for approximately 42 percent of the increase in revenues in 1996. The number of basic service subscribers increased by 359, or approximately 3 percent, to 11,366 at March 31, 1996 from 11,007 at March 31, 1995. The number of premium service subscribers increased by 608, or approximately 9 percent, to 7,593 at March 31, 1996 from 6,985 at March 31, 1995. Basic service rate increases accounted for approximately 38 percent of the increase in revenues.
No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Manitowoc System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses in the Manitowoc System totaled $539,417 for the three month period ended March 31, 1996 compared to $583,736 in 1995, a decrease of $44,319, or approximately 8 percent. Operating expenses represented approximately 58 percent of revenues in 1996 compared to approximately 68 percent of revenues in 1995. This decrease was due to a significant decrease in property taxes, as a result of a change in the method used to assess the assets of the Manitowoc System. No other individual factor contributed significantly to the decrease in operating expenses.

     Management fees and allocated overhead from the General Partner totaled $108,902 for the three month period ended March 31, 1996 compared to $116,322 in 1995, a decrease of $7,420, or approximately 6 percent. This decrease was due to a decrease in allocated expenses from the General Partner.

     Depreciation and amortization expense totaled $108,035 for the three month period ended March 31, 1996 compared to $139,565 in 1995, a decrease of $31,530, or approximately 23 percent, due to the maturation of the intangible asset base.

     Operating income totaled $166,541 for the three month period ended March 31, 1996 compared to $14,105 for the three month period ended March 31, 1995, an increase of $152,436. This increase was due to the increase in revenues and the decreases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.


     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $274,576 for 1996 compared to $153,670 in 1995, an increase of $120,906, or approximately 79 percent. This increase was due to the increase in revenues and the decreases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest income totaled $55,674 for the three month period ended March 31, 1996 compared to $38,046 in 1995, an increase of $17,628, or approximately 46 percent. This increase was due to higher cash balances and higher interest rates on interest-bearing accounts in 1996.

     Interest expense totaled $4,849 for the three month period ended March 31, 1996 compared to $6,284 in 1995, a decrease of $1,435, or approximately 23 percent. This decrease was due to lower outstanding balances on interest bearing obligations.

     Other expense totaled $174,235 for the three month period ended March 31, 1996 compared to other income of $607 in 1995, an increase of $174,842. This increase was due primarily to additional expenses incurred in 1996 from a sales and use tax audit.

     Net income of the Venture totaled $43,131 for the three month period ended March 31, 1996 compared to $46,474 in 1995, a decrease of $3,343, or approximately 7 percent. This decrease was due primarily to the increase in other expense which was offset by the increases in operating income and interest income.

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

                                         CABLE TV FUND 11-B, LTD.
                                         BY: JONES INTERCABLE, INC.
                                             General Partner



                                         By:/S/ Kevin P. Coyle
                                            -----------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)


Dated:  May 13, 1996

                                  SIGNATURES

        Pursuant to the requirements of the Securites Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CABLE TV FUND 11-B, LTD.
                                        BY: JONES INTERCABLE, INC.
                                            General Partner


                                        By: ____________________________
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)

Dated: May 13, 1996