Form 10-Q
period 1996-06-30
CABLE TV FUND 11-B LTD
filed 1996-08-14
CIK 725684

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996
                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
                              --------------   -------------

                        Commission File Number:  0-11911


                           CABLE TV FUND 11-B, LTD.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                        84-0908730
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue,  P.O. Box 3309, Englewood, Colorado  80155-3309
   -------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                      -----------------------------------
                         Registrant's telephone number


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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                              June 30,   December 31,
                         ASSETS                                 1996         1995
                         ------                              ----------  -------------

CASH                                                         $  785,615  $    325,270

RECEIVABLES:
  Trade receivables, less allowance for doubtful
    receivables of $-0- and $65,516 at June 30, 1996
    and December 31, 1995, respectively                               -       554,478

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                              -    45,527,837
  Less- accumulated depreciation                                      -   (19,238,591)
                                                             ----------  ------------

                                                                      -    26,289,246

  Investment in cable television joint venture                  602,468       585,797
                                                             ----------  ------------

          Total investment in cable television properties       602,468    26,875,043

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                       -       398,874
                                                             ----------  ------------

          Total assets                                       $1,388,083  $ 28,153,665
                                                             ==========  ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                     June 30,     December 31,
      LIABILITIES AND PARTNERS' CAPITAL               1996           1995
      ---------------------------------           -------------  -------------

LIABILITIES:
  Debt                                              $          -   $ 23,807,849
  Trade accounts payable and accrued liabilities               -      1,538,262
  Subscriber prepayments                                       -         51,498
  Closing adjustment payable                              78,743              -
                                                    ------------   ------------

          Total liabilities                               78,743     25,397,609
                                                    ------------   ------------

PARTNERS' CAPITAL:
General Partner-
    Contributed capital                                    1,000          1,000
    Distributions                                    (14,006,243)             -
    Accumulated earnings                                 598,004         52,221
                                                    ------------   ------------

                                                     (13,407,239)        53,221
                                                    ------------   ------------

Limited Partners-
  Net contributed capital
    (38,026 units outstanding at June 30, 1996
    and December 31, 1995)                            15,661,049     15,661,049
  Distributions                                      (61,031,851)   (19,013,121)
  Accumulated earnings                                60,087,381      6,054,907
                                                    ------------   ------------

                                                      14,716,579      2,702,835
                                                    ------------   ------------

          Total liabilities and partners' capital   $  1,388,083   $ 28,153,665
                                                    ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                            For the Three Months Ended    For the Six Months Ended
                                                    June 30,                      June 30,
                                            --------------------------  --------------------------
                                               1996          1995           1996         1995
                                            -----------    ----------    -----------   ----------

REVENUES                                     $    90,665    $3,597,655    $ 3,709,304   $6,975,702

COSTS AND EXPENSES:
  Operating expenses                              52,684     1,829,620      2,481,210    3,887,472
  Management fees and
    allocated overhead
    from General Partner                          19,397       417,128        446,396      852,826
  Depreciation and
    amortization                                 159,657       733,123        975,498    1,465,008
                                             -----------    ----------    -----------   ----------

OPERATING INCOME (LOSS)                         (141,073)      617,784       (193,800)     770,396
                                             -----------    ----------    -----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                               (37,640)     (479,421)      (508,989)    (887,699)
  Gain on sale of cable television
    system                                    55,863,279             -     55,863,279            -
  Other, net                                    (571,326)       62,420       (598,904)      69,194
                                             -----------    ----------    -----------   ----------

          Total other income
            (expense), net                    55,254,313      (417,001)    54,755,386     (818,505)
                                             -----------    ----------    -----------   ----------

INCOME (LOSS) BEFORE EQUITY
  IN NET INCOME OF CABLE
  TELEVISION JOINT VENTURE                    55,113,240       200,783     54,561,586      (48,109)

EQUITY IN NET INCOME OF
  CABLE TELEVISION JOINT
  VENTURE                                         13,350         7,457         16,671       11,073
                                             -----------    ----------    -----------   ----------

NET INCOME (LOSS)                            $55,126,590    $  208,240    $54,578,257   $  (37,036)
                                             ===========    ==========    ===========   ==========

ALLOCATION OF NET
  INCOME (LOSS):
    General Partner                          $   551,266    $    2,083    $   545,783   $     (370)
                                             ===========    ==========    ===========   ==========

    Limited Partners                         $54,575,324    $  206,157    $54,032,474   $  (36,666)
                                             ===========    ==========    ===========   ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                             $1,435.20         $5.43      $1,420.93        $(.96)
                                             ===========    ==========    ===========   ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                               38,026        38,026         38,026       38,026
                                             ===========    ==========    ===========   ==========

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

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                  For the Six Months Ended
                                                                          June 30,
                                                                 ---------------------------

                                                                     1996          1995
                                                                 ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 54,578,257   $   (37,036)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                   975,498     1,465,008
      Equity in net income of cable television joint
         venture                                                      (16,671)      (11,073)
      Gain on sale of cable television system                     (55,863,279)            -
      Decrease (increase) in receivables                           (1,998,163)       80,831
      Decrease in deposits, prepaid expenses and
        deferred charges                                              748,387           402
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                 (1,589,760)     (594,175)
                                                                 ------------   -----------

          Net cash provided by (used in) operating activities      (3,165,731)      903,957
                                                                 ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (541,102)   (2,562,258)
  Proceeds from the sale of cable television system                84,000,000             -
                                                                 ------------   -----------

          Net cash provided by (used in) investing activities      83,458,898    (2,562,258)
                                                                 ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                               (25,007,849)     (362,372)
  Proceeds from borrowings                                          1,200,000     3,300,000
  Distributions to partners                                       (56,024,973)            -
  Decrease in advances from General Partner                                 -    (1,196,157)
                                                                 ------------   -----------

          Net cash provided by (used in) financing activities     (79,832,822)    1,741,471
                                                                 ------------   -----------

Increase in cash                                                      460,345        83,170

Cash, beginning of period                                             325,270       139,532
                                                                 ------------   -----------

Cash, end of period                                              $    785,615   $   222,702
                                                                 ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid                                                   $     726,197   $   968,126
                                                                 ============   ===========

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

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-B, Ltd. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 11 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 11-A, Ltd. ("Fund 11-A"), Cable TV Fund 11-C, Ltd. ("Fund 11-C") and Cable TV Fund 11-D, Ltd. ("Fund 11-D") are the other partnerships that were formed pursuant to the Program. The Partnership, Fund 11-A, Fund 11-C and Fund 11-D formed a general partnership known as Cable TV Joint Fund 11 (the "Venture") in which the Partnership owns an 8 percent interest. Until April 1, 1996, the Partnership directly owned the cable television system serving areas in and around Lancaster, New York (the "New York System"). The Venture owns the cable television system serving subscribers in Manitowoc, Wisconsin (the "Manitowoc System"). The General Partner receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of the cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1996 (excluding Fund 11-B's 8 percent interest in the Venture) were $4,533 and $185,465, respectively, as compared to $179,883 and $348,785, respectively, for the similar 1995 periods.

     The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are primarily based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to the General Partner by the Partnership for allocated overhead and administrative expenses for the three and six month periods ending June 30, 1996 (excluding Fund 11-B's 8 percent interest in the Venture) were $14,864 and $260,931, respectively, as compared to $237,245 and $504,041, respectively, for the similar 1995 periods.

(3) On April 1, 1996, the Partnership completed the sale of the New York System to an unaffiliated cable television system operator for a sales price of $84,000,000, subject to normal working capital closing adjustments. This transaction was approved by a majority of the Partnership's limited partnership interests in a vote conducted during the first quarter of 1996. Upon consummation of the sale of the New York System, the Partnership paid all of its indebtedness, which totaled $24,924,958 at April 1, 1996, a sales tax liability, a brokerage fee of $2,100,000 to The Jones Group, Ltd., a subsidiary of the General Partner, and then the Partnership distributed the approximate $56,025,000 remaining proceeds to its partners of record as of February 29, 1996. Because limited partners had already received distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners, the net proceeds from the New York System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received approximately $42,018,700 and the General Partner received approximately $14,006,300 in April 1996. Limited partners received $1,105 for each $500 limited partnership interest, or $2,210 for each $1,000 invested in the Partnership, from the net proceeds of the New York System's sale. The limited partners have received a total of $1,605 for each $500 limited partnership interest, or $3,210 for each $1,000 invested in the Partnership, taking into account all distributions to limited partners. The Partnership will continue to own its 8 percent interest in the Venture until the Manitowoc System also is sold. Upon the closing of the sale of the Venture's Manitowoc System, the Partnership will be liquidated and dissolved.

     The Venture entered into an asset purchase agreement to sell the Manitowoc System to the General Partner. The closing of the sale of the Manitowoc System is subject to the approval of the City of Manitowoc to the transfer of the Manitowoc System's franchise, which approval has not yet been obtained. The franchise has expired and the Manitowoc System is being operated pursuant to a temporary extension of the franchise. The General Partner is engaged in ongoing negotiations with the City of Manitowoc with respect to the renewal and transfer of the Manitowoc franchise.

(4)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                  June 30,       December 31,
                                                   1996              1995
                                               ------------      ------------
                   ASSETS
                   ------

Cash and trade receivables                     $   3,229,141     $    3,117,775

Investment in cable television properties          2,458,880          2,516,657

Other assets                                       1,866,833          1,869,614
                                               -------------     --------------

          Total assets                         $   7,554,854     $    7,504,046
                                               =============     ==============

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

Debt                                           $       5,871     $        9,917

Payables and accrued liabilities                     282,940            442,372

Partners' contributed capital                     45,000,000         45,000,000

Distributions                                   (118,914,493)      (118,914,493)

Accumulated earnings                               81,180,536        80,966,250
                                                -------------    --------------

     Total liabilities and partners' capital    $   7,554,854    $    7,504,046
                                                =============    ==============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                           For the Three Months Ended    For the Six Months Ended
                                                    June 30,                     June 30,
                                           ---------------------------   ------------------------
                                               1996           1995          1996          1995
                                           -----------     -----------   ----------    ----------
Revenues                                      $914,788       $900,622    $1,837,683    $1,754,350

Operating expenses                             574,994        590,962     1,114,411     1,174,698

Management fees and allocated overhead
  from Jones Intercable, Inc.                  116,400        107,805       225,302       224,127

Depreciation and amortization                  108,023        139,564       216,058       279,129
                                              --------       --------    ----------    ----------

Operating income                               115,371         62,291       281,912        76,396

Interest expense                                (2,421)        (2,417)       (7,270)       (8,701)

Interest income                                 59,784         35,775       115,458        73,821

Other, net                                      (1,579)           208      (175,814)          815
                                              --------       --------    ----------    ----------

          Net income                          $171,155       $ 95,857    $  214,286    $  142,331
                                              ========       ========    ==========    ==========


     Management fees paid to the General Partner by the Venture totaled
$45,739 and $91,884 for the three and six months ended June 30, 1996, respectively, and $45,032 and $87,718 for the comparable 1995 periods. Reimbursements for general and administrative expenses paid to the General Partner by the Venture totaled $70,661 and $133,418 for the three and six month periods ended June 30, 1996, respectively, and $62,773 and $136,409 for the comparable 1995 periods.

     Management fees paid by the Venture and attributable to the Partnership's interest totaled $3,559 and $7,149, respectively, for the three month periods and $3,503 and $3,203, respectively, for the six month periods. Reimbursements for overhead and administrative expense paid by the Venture and attributable to the Partnership's interest totaled $5,498 and $10,380, respectively, for the three month periods and $4,884 and $5,147, respectively, for the six month periods.

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     On April 1, 1996, the Partnership completed the sale of the New York System to an unaffiliated cable television system operator for a sales price of $84,000,000, subject to normal working capital closing adjustments. This transaction was approved by a majority of the Partnership's limited partnership interests in a vote conducted during the first quarter of 1996. Upon consummation of the sale of the New York System, the Partnership paid all of its indebtedness, which totaled $24,924,958 at April 1, 1996, a sales tax liability, a brokerage fee of $2,100,000 to The Jones Group, Ltd., a subsidiary of the General Partner, and then the Partnership distributed the approximate $56,025,000 remaining proceeds to its partners of record as of February 29, 1996. Because limited partners had already received distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners, the net proceeds from the New York System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received approximately $42,018,700 and the General Partner received approximately $14,006,300 in April 1996. Limited partners received $1,105 for each $500 limited partnership interest, or $2,210 for each $1,000 invested in the Partnership, from the net proceeds of the New York System's sale. The limited partners have received a total of $1,605 for each $500 limited partnership interest, or $3,210 for each $1,000 invested in the Partnership, taking into account all distributions to limited partners. The Partnership will continue to own its 8 percent interest in the Venture until the Manitowoc System also is sold. Upon the closing of the sale of the Venture's Manitowoc System, the Partnership will be liquidated and dissolved.

     During the first three months of 1996, the Partnership expended approximately $541,000 for capital additions in the New York System. The capital additions were for various enhancements to maintain the value of the system until it was sold and were funded by cash generated from operations and the Partnership's credit facility.

     The Partnership owns an 8 percent interest in the Venture. The investment in this cable television joint venture is accounted for under the equity method. When compared to the December 31, 1995 balance, this investment increased by $16,671, to $602,468 at June 30, 1996 from $585,797 at December 31, 1995. This increase represents the Partnership's proportionate share of income generated by the Venture during the first six months of 1996.

      The Venture entered into an asset purchase agreement to sell the Manitowoc System to the General Partner. The closing of the sale of the Manitowoc System is subject to the approval of the City of Manitowoc to the transfer of the Manitowoc System's franchise, which approval has not yet been obtained. The franchise has expired and the Manitowoc System is being operated pursuant to a temporary extension of the franchise. The General Partner is engaged in ongoing negotiations with the City of Manitowoc with respect to the renewal and transfer of the Manitowoc franchise.

     For the six months ended June 30, 1996, the Venture generated operating income before depreciation and amortization of $497,970 and incurred interest expense totaling $7,270, leaving $490,700 to fund capital expenditures and non-operating costs. During the first six months of 1996, the Venture expended approximately $158,300 for capital expenditures in the Manitowoc System. These capital additions were used for various enhancements to maintain the value of the system until it was sold. These expenditures were funded from cash generated from operations.

     The Venture had no bank debt outstanding at June 30, 1996.

     The Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated future needs.

RESULTS OF OPERATIONS
- ---------------------

     As a result of the sale of the New York System, the results of operations for the Partnership are reflected through its 8 percent interest in the Venture. Revenues of the Venture totaled $914,788 for the three month period ended June 30, 1996 compared to $900,622 in 1995, an increase of $14,166, or approximately 2 percent. Revenues of the Venture totaled $1,837,683 for the six months ended June 30, 1996 compared to $1,754,350 in 1995, an increase of $83,333, or approximately 5 percent. An increase in the number of basic subscribers primarily accounted for the increase in revenues for the three and six month periods ended June 30, 1996. The number of basic subscribers increased by 303, or approximately 3 percent, to 11,426 at June 30, 1996 from 11,123 at June 30, 1995. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Manitowoc System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses in the Manitowoc System totaled $574,994 for the three month period ended June 30, 1996 compared to $590,962 in 1995, a decrease of $15,968, or approximately 3 percent. Operating expenses in the Manitowoc System totaled $1,114,411 for the six months ended June 30, 1996 compared to $1,174,698 in 1995, a decrease of $60,287, or approximately 5 percent. Operating expenses represented approximately 63 percent and 61 percent, respectively, of revenues for the three and six months periods of 1996 and approximately 66 percent and 67 percent, respectively, for the comparable 1995 periods. The decreases in operating expenses for the three and six month periods were due to a significant decrease in property taxes, as a result of a change in the method used to assess the assets of the Manitowoc System. No other individual factor significantly affected the decreases in operating expenses.

     Management fees and allocated overhead from the General Partner totaled $116,400 for the three month period ended June 30, 1996 compared to $107,805 in 1995, an increase of $8,595, or approximately 8 percent. Management fees and allocated overhead from the General Partner totaled $225,302 for the six months ended June 30, 1996 compared to $224,127 in 1995, an increase of $1,175, or approximately 1 percent. The increases for the three and six month periods were due to the increase in revenues, upon which such fees are based.

     Depreciation and amortization expense totaled $108,023 for the three month period ended June 30, 1996 compared to $139,564 in 1995, a decrease of $31,541, or approximately 23 percent. Depreciation and amortization expense totaled $216,058 for the six months ended June 30, 1996 compared to $279,129 in 1995, a decrease of $63,071, or approximately 23 percent. The decreases for the three and six month periods were due to the maturation of the intangible asset base.

     Operating income totaled $115,371 for the three month period ended June 30, 1996 compared to $62,291 in 1995, an increase of $53,080, or approximately 85 percent. Operating income totaled $281,912 for the six months ended June 30, 1996 compared to $76,396 in 1995, an increase of $205,516. The increases for the three and six month periods were due to the increases in revenues and the decreases in operating expenses and depreciation and amortization expense exceeding the increases in management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $223,394 for the three month period ended June 30, 1996 compared to $201,855 in 1995, an increase of $21,539, or approximately 11 percent. Operating income before depreciation and amortization totaled $497,970 for the six months ended June 30, 1996 compared to $355,525 in 1995, an increase of $142,445, or approximately 40 percent. The increases for both periods were due to the increases in revenues and the decreases in operating expenses exceeding the increases in management fees and allocated overhead from the General Partner.

     Interest income totaled $59,784 for the three month period ended June 30, 1996 compared to $35,775 in 1995, an increase of $24,009, or approximately 67 percent. Interest income totaled $115,458 for the six month period ended June 30, 1996 compared to $73,821 in 1995, an increase of $41,637, or approximately 56 percent. The increases were due to higher cash balances and higher interest rates on interest-bearing accounts in 1996.

     Interest expense for the Venture for the three month periods ended June 30, 1996 and 1995 remained constant. Interest expense totaled $7,270 for the six months ended June 30, 1996 compared to $8,701 in 1995, a decrease of $1,431, or approximately 16 percent. The decrease for the six month period was due to lower outstanding balances on interest bearing obligations.

     Other expense totaled $175,814 for the six month period ended June 30, 1996 compared to other income of $815 in 1995. These changes were due primarily to additional expenses incurred in 1996 from a sales and use tax audit.

     Net income of the Venture totaled $171,155 for the three month period ended June 30, 1996 compared to $95,857 in 1995, an increase of $75,298, or approximately 79 percent. Net income of the Venture totaled $214,286 for the six months ended June 30, 1996 compared to $142,331 in 1995, an increase of $71,955, or approximately 51 percent. The increases were due primarily to the increases in operating income and the increases in interest income.

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

                                      CABLE TV FUND 11-B, LTD.
                                      BY: JONES INTERCABLE, INC.
                                          General Partner



                                      By: /S/ Kevin P. Coyle
                                          -------------------------------------
                                          Kevin P. Coyle
                                          Group Vice President/Finance
                                          (Principal Financial Officer)

Dated:  August 14, 1996