Form 10-Q
period 1997-06-30
CABLE TV FUND 11-B LTD
filed 1997-08-11
CIK 725684

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997
                                           -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

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

Yes   X                                                               No
     ----                                                                 ____

                           CABLE TV FUND 11-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                          June 30,         December 31,
                 ASSETS                                                    1997              1996
                 ------                                                 -------------     -------------
Cash                                                                    $      4,034      $      4,034

Investment in cable television joint venture                                  46,740           618,344

Distribution receivable from cable television
 joint venture                                                             1,512,810                 -
                                                                        ------------      ------------

      Total assets                                                      $  1,563,584      $    622,378
                                                                        ============      ============

   LIABILITIES AND PARTNER'S CAPITAL (DEFICIT)
   ------------------------------------------

LIABILITIES
-----------

Distribution payable to General Partner                                 $    354,481      $          -
Distribution payable to limited partners                                   1,158,329                 -
                                                                        ------------      ------------

      Total liabilities                                                    1,512,810                 -
                                                                        ------------      ------------

PARTNERS' CAPITAL (DEFICIT)
 General Partner-
  Contributed capital                                                   $      1,000      $      1,000
  Distributions                                                          (14,360,724)      (14,006,243)
  Accumulated earnings                                                       820,796           591,134
                                                                        ------------      ------------

                                                                         (13,538,928)      (13,414,109)
                                                                        ------------      -------------

  Limited Partners-
    Net contributed capital
     (38,026 units outstanding at June 30, 1997
     and December 31, 1996)                                               15,661,049        15,661,049
    Distributions                                                        (62,190,180)      (61,031,851)
    Accumulated earnings                                                  60,118,833        59,407,289
                                                                        ------------      ------------

                                                                          13,589,702        14,036,487
                                                                        ------------      ------------

      Total partners' capital (deficit)                                 $  1,563,584      $    622,378
                                                                        ============      ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 11-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                     For the Three Months Ended   For the Six Months Ended
                                               June 30,                     June 30,
                                     --------------------------   ------------------------

                                        1997           1996           1997         1996
                                     -----------    -----------   ----------  ------------
REVENUES                             $      -       $    90,665   $      -    $ 3,709,304

COSTS AND EXPENSES:
 Operating expenses                         -            52,684          -      2,481,210
 Management fees and
  allocated overhead
  from General Partner                      -            19,397          -        446,396
 Depreciation and
  amortization                              -           159,657          -        975,498
                                     --------       -----------   ----------   -----------

OPERATING LOSS                              -          (141,073)         -       (193,800)
                                     --------       -----------   ----------   -----------

OTHER INCOME (EXPENSE):
 Interest expense                           -           (37,640)         -       (508,989)
 Gain on sale of cable television
  system                                    -        55,863,279          -     55,863,279
 Other, net                                 -          (571,326)         -       (598,904)
                                     --------       -----------   ----------   -----------

   Total other income
    (expense), net                          -        55,254,313          -     54,755,386
                                     --------       -----------   ----------   ----------

INCOME BEFORE EQUITY
 IN NET INCOME OF CABLE
 TELEVISION JOINT VENTURE                   -        55,113,240          -     54,561,586

EQUITY IN NET INCOME OF
 CABLE TELEVISION JOINT
 VENTURE                              927,929            13,350    941,206         16,671
                                     --------       -----------   --------     ----------

NET INCOME                           $927,929       $55,126,590   $941,206    $54,578,257
                                     ========       ===========   ========    ===========

ALLOCATION OF NET
 INCOME:
  General Partner                    $229,529       $   551,266   $229,662    $   545,783
                                     ========       ===========   ========     ==========

  Limited Partners                   $698,400       $54,575,324   $711,544    $54,032,474
                                     ========       ===========   ========     ==========

NET INCOME PER LIMITED
 PARTNERSHIP UNIT                    $  18.36       $  1,435.20    $ 18.71     $ 1,420.93
                                     ========       ===========   ========     ==========

WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                     38,026            38,026     38,026         38,026
                                     ========       ===========   ========     ==========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 11-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                      For the Six Months Ended
                                                                                June 30,
                                                                    ---------------------------

                                                                        1997           1996
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   941,206   $ 54,578,257
  Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization                                            -        975,498
     Equity in net income of cable television joint
      venture                                                          (941,206)       (16,671)
     Gain on sale of cable television system                                  -    (55,863,279)
     Decrease in deposits, prepaid expenses and
      deferred charges                                                        -        748,387
     Decrease in trade accounts payable, accrued liabilities
      and subscriber prepayments                                              -     (1,589,760)
                                                                    -----------   ------------

      Net cash used in operating activities                                   -     (1,167,568)
                                                                    -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                     -       (541,102)
  Proceeds from the sale of cable television system                           -     84,000,000
                                                                    -----------   ------------

      Net cash provided by investing activities                               -     83,458,898
                                                                    -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                           -    (25,007,849)
  Proceeds from borrowings                                                    -      1,200,000
  Increase in distribution receivable from cable
   television joint venture                                          (1,512,810)    (1,998,163)
  Increase in distribution payable to General Partner                   354,481              -
  Increase in distribution payable to limited partners                1,158,329              -
  Distributions from cable television joint venture                   1,512,810              -
  Distributions to partners                                          (1,512,810)   (56,024,973)
                                                                    -----------   ------------

      Net cash used in financing activities                                   -    (81,830,985)
                                                                    -----------   ------------

Increase in cash                                                              -        460,345

Cash, beginning of period                                                 4,034        325,270
                                                                    -----------   ------------

Cash, end of period                                                 $     4,034   $    785,615
                                                                    ===========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                      $         -   $    726,197
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

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-B, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996, its Statements of Operations for the three and six month periods ended June 30, 1997 and 1996 and its Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 11 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 11-A, Ltd. ("Fund 11-A"), Cable TV Fund 11-C, Ltd. ("Fund 11-C") and Cable TV Fund 11-D, Ltd. ("Fund 11-D") are other partnerships that were formed pursuant to the Program. The Partnership, Fund 11-A, Fund 11-C and Fund 11-D formed a general partnership known as Cable TV Joint Fund 11 (the "Venture") in which the Partnership owns an 8 percent interest. The Partnership does not directly own any cable television systems. The Partnership's only asset is its 8 percent ownership interest in the Venture, and the Venture's only asset during the period covered by this report was the cable television system serving subscribers in Manitowoc, Wisconsin (the "Manitowoc System"), which was sold on June 30, 1997.

(2) On June 30, 1997, the Venture completed the sale of the Manitowoc System to a wholly owned subsidiary of the General Partner for a sales price of $16,122,333, subject to normal working capital closing adjustments. This transaction was approved by a majority of the Partnership's limited partnership interests in a vote conducted during the second quarter of 1997. The Venture repaid all of its indebtedness, which totaled $21,304. In July 1997, the Partnership received 8 percent of the net sales proceeds plus cash on hand from operations and prior sales, totaling $1,512,810, which was distributed to its partners. Cash generated from operations of $98,839 was distributed 99 percent to the limited partners and 1 percent to the General Partner. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the remaining proceeds (from the sale of other Wisconsin systems formerly owned by the Venture and the net proceeds from the sale of the Manitowoc System) were distributed 75 percent ($1,060,478) to the limited partners and 25 percent ($353,493) to the General Partner. In total, the limited partners, as a group, received $1,158,329 and the General Partner received $354,481. As a result of these distributions, the limited partners received approximately $30 for each $500 limited partnership interest, or approximately $60 for each $1,000 invested in the Partnership. The limited partners of the Partnership have received a total of approximately $1,635 for each $500 limited partnership interest, or approximately $3,270 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1990, 1992 and 1996. The General Partner is in the process of formally dissolving the Partnership and the Venture, which should occur before yearend.

(3)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                                June 30,        December 31,
                                                                  1997             1996
                                                            -------------     -------------
                   ASSETS
                   ------
Cash and trade receivables                                  $  19,701,354     $   3,675,783

Investment in cable television properties                               -         2,441,259

Other assets                                                            -         1,911,804
                                                            -------------     -------------

      Total assets                                          $  19,701,354     $   8,028,846
                                                            =============     =============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                                        $           -     $       3,679

Payables and accrued liabilities                               19,444,856           555,064

Partners' contributed capital                                  45,000,000        45,000,000

Distributions                                                (138,359,349)     (118,914,493)

Accumulated earnings                                           93,615,847        81,384,596
                                                            -------------     -------------

      Total liabilities and partners' capital               $  19,701,354     $   8,028,846
                                                            =============     =============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                               For the Three Months Ended        For the Six Months Ended
                                                      June 30,                           June 30,
                                               --------------------------        ------------------------

                                               1997               1996              1997           1996
                                               -----------      ---------        -----------  -----------
Revenues                                       $   991,681      $ 914,788        $ 1,931,495  $ 1,837,683

Operating expenses                                 554,626        574,994          1,136,142    1,114,411

Management fees and allocated overhead
 from Jones Intercable, Inc.                       111,388        116,400            225,873      225,302

Depreciation and amortization                      126,569        108,033            250,306      216,068
                                               -----------      ---------        -----------  -----------

Operating income                                   199,098        115,361            319,174      281,902

Interest expense                                    (1,558)        (2,421)            (2,174)      (7,270)

Interest income                                     55,725         59,784            106,765      115,458

Gain on sale of cable
 television system                              11,795,752              -         11,795,752            -

Other, net                                          11,580         (1,569)            11,734     (175,804)
                                               -----------      ---------        -----------  -----------

  Net income                                   $12,060,597      $ 171,155        $12,231,251  $   214,286
                                               ===========      =========        ===========  ===========

                            CABLE TV FUND 11-B, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns an 8 percent interest in the Venture. The Partnership's investment in the Venture, accounted for under the equity method, has decreased by $571,604, to $46,740 at June 30, 1997 from $618,344 at
December 31, 1996. This decrease represents the Partnership's proportionate share of income generated by the Venture during the first six months of 1997 reduced by distributions received from the Venture.

     On June 30, 1997, the Venture completed the sale of the Manitowoc System to a wholly owned subsidiary of the General Partner for a sales price of $16,122,333, subject to normal working capital closing adjustments. This transaction was approved by a majority of the Partnership's limited partnership interests in a vote conducted during the second quarter of 1997. The Venture repaid all of its indebtedness, which totaled $21,304. In July 1997, the Partnership received 8 percent of the net sales proceeds plus cash on hand from operations and prior sales, totaling $1,512,810, which was distributed to its partners. Cash generated from operations of $98,839 was distributed 99 percent to the limited partners and 1 percent to the General Partner. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the remaining proceeds (from the sale of other Wisconsin systems formerly owned by the Venture and the net proceeds from the sale of the Manitowoc System) were distributed 75 percent ($1,060,478) to the limited partners and 25 percent ($353,493) to the General Partner. In total, the limited partners, as a group, received $1,158,329 and the General Partner received $354,481. As a result of these distributions, the limited partners received approximately $30 for each $500 limited partnership interest, or approximately $60 for each $1,000 invested in the Partnership. The limited partners of the Partnership have received a total of approximately $1,635 for each $500 limited partnership interest, or approximately $3,270 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1990, 1992 and 1996. The General Partner is in the process of formally dissolving the Partnership and the Venture, which should occur before yearend.

RESULTS OF OPERATIONS
---------------------

     The Venture sold its Manitowoc System on June 30, 1997. Upon final liquidation, the Partnership and the Venture will be dissolved.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Manitowoc System was subject to the approval of the holders of a majority of the limited partnership interests in each of the Partnerships. Limited partners of record at the close of business on April 30, 1997 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners of each of the limited partnerships:

                                No. of
                               Interests
                               Entitled to        Approved          Against      Abstained      Did Not Vote
                                              ---------------     -----------    ---------     --------------
                                 Vote         No.        %       No.      %     No.   %        No.       %
                               -----------    ---        ---     ---     ---    ---   ---     ----      ---
   Cable TV Fund 11-A, Ltd.      46,725       31,898     68.3     241     0.5    453   1.0     14,133    30.2
   Cable TV Fund 11-B, Ltd.      38,026       27,394     72.0     104     0.3    282   0.7     10,246    27.0
   Cable TV Fund 11-C, Ltd.      27,657       18,862     68.2     152     0.6    313   1.1      8,330    30.1
   Cable TV Fund 11-D, Ltd.      50,000       34,386     68.8     135     0.3    516   1.0     14,963    29.9

Item 6.   Exhibits and Reports on Form 8-K.

          a)   Exhibits

               27)  Financial Data Schedule

          b)   Reports on Form 8-K

               Report on Form 8-K dated June 30, 1997, reported that on June 30, 1997, Cable TV Joint Fund 11 (the "Venture"), a joint venture among Cable TV Fund 11-A, Ltd., Cable TV Fund 11-B, Ltd., Cable TV Fund 11-C, Ltd. and Cable TV Fund 11-D, Ltd., Colorado limited partnerships (the "Partnerships"), sold the cable television system serving the City of Manitowoc, Wisconsin to a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable") for a sales price of $16,122,333, subject to normal working capital closing adjustments. Intercable is the general partner of the Partnerships. Cable TV Fund 11-B, Ltd. owns an 8 percent interest in the Venture.

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

Dated:  August 11, 1997